Form 10KSB
period 1996-05-31
FEDERAL AFFORDABLE HOUSING CORP
filed 1996-11-18
CIK 911356

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT of 1934

           For the Fiscal Year Ended May 31, 1996

             Commission File Number 33-67536-A




           FEDERAL AFFORDABLE HOUSING CORPORATION
       (Name of Small Business Issuer in its charter)




                  Minnesota                     59-3169033
     State of Incorporation              IRS Employer Identification No.


                 1616 Gulf-to-Bay Boulevard
                Clearwater, Florida   34615
             TELEPHONE NUMBER:  (813) 446-7981

Securities Registered Under Section 12(b) of the Exchange Act: None Securities Registered Under Section 12(g) of the Exchange Act: None
  Securities Subject to Section 15(d) of the Exchange Act:

                    Common Stock, no par value
                    Investor's Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes x   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:   $15,746.

The aggregate market value of the voting stock (assumed to be 74,500 shares) held by nonaffiliates of Registrant (computed by reference to recent bid and asked prices of $7.00 and $8.00, respectively) was approximately $558,750.

As of September 16, 1996, there were 164,500 shares of Common Stock outstanding and 74,500 Investor's Stock Purchase Warrants outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     1. Registrant's Final Prospectus, dated March 10, 1995, (filed under Rule 424(b) of the 1933 Act), incorporated by reference into Part 1 of this Annual Report.

     2. Registrant's Registration Statement on Form SB-2 (File No. 33-67536-A), effective March 10, 1995.

Transitional Small Business Disclosure Form: Yes   x   No





INFORMATION REQUIRED IN ANNUAL REPORT OF TRANSITIONAL SMALL BUSINESS
                          ISSUERS.

                           PART I

    [Alternative 2 - Items 6-11 of Model B of Form 1-A]


ITEM 6.   DESCRIPTION OF BUSINESS

          FEDERAL AFFORDABLE HOUSING CORPORATION (called the "Registrant" in this document) is engaged in one industry segment, the development and marketing of affordable housing in the Tampa Bay, Florida market. The Registrant's executive offices are located at 1616 Gulf-to-Bay Boulevard, Clearwater, Florida 34615, and its telephone number is: (913) 446-7981.

          The balance of the discussion of this item is contained under the captions "Business" and "Plan of Operations" on pages 17 through 29, inclusive, of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference.

ITEM 7.   DESCRIPTION OF PROPERTY

          This Item is contained under the captions "Business - Proposed Developments" and "Option to Purchase Additional Lots," on pages 18 through 23, inclusive, and pages 25-26, respectively, of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference.

ITEM 8.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

          Reference is made to the material under the captions "Promoters" and "Management," contained on pages 31 through 33, inclusive, of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference.

ITEM 9.   REMUNERATION OF DIRECTORS AND OFFICERS

          (a)  Renumeration for Fiscal Year 1996

          The following table shows, for the fiscal year ended May 31, 1996, the aggregate annual renumeration of each of the Registrant's two officers and directors:

     Name           Capacity            Aggregate Renumeration

     Richard E. Metz          President, CEO           $12,000

     Wayne A. Weyrauch   Vice President, CFO        12,000

                              Total          $24,000

          (b)  Future renumeration pursuant to a Plan

          The executive officers of the Registrant receive a monthly management fee equal to 10% of the Company's gross sales. From that amount, management is obligated to pay all real estate commissions, some of which may be received by management. Management will, in the aggregate, receive an advance of $3,000 per month for up to 9 months, which will be offset against future management fees. Such advance was paid in fiscal year 1996 with respect to four months.

          See Business "Compensation to Affiliates" in the Registrant's Prospectus, dated March 10, 1995, which is incorporated by reference, for a discussion of compensation payments to be made to the Company's management in the future. See also "Business-Option to Purchase Additional Lots" for a discussion of certain transactions which might be construed as benefitting the Registrant's managment.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
          HOLDERS

          This material is contained under the caption "Principal Shareholders" on pages 36 and 37 of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference. The information provided in such location remained accurate at May 31, 1996, the Registrant's fiscal year end.

ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN
          TRANSACTIONS

          This material is contained under the caption "Certain Transactions" on page 30 of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference.

                          PART II

ITEM 1.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
          COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

          (a)  Market Information

          At fiscal year-end, the Registrant's units were listed on the NASDAQ "Bulletin Board" system.

          The range of high and low bid prices for the Registrant's units for each quarter within the last fiscal year is as follows:

                       Fiscal Year 1996

               Fiscal Quarter      High Bid       Low Bid

               First               7 1/4               7.0

               Second              7                   7.0

               Third               7                   7.0

               Fourth              7                   7.0

           This information was obtained by the Registrant from data available on the NASDAQ OTC Bulletin Board. The Registrant's units (consisting of one share of Common Stock and one warrant to purchase one share of Common Stock) have not yet been split into their constituent parts for trading purposes.
The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          (b)  Holders

          There were 11 registered holders of the Registrant's common equity as of September 27, 1996.

          (c)  Dividends

          The Registrant has never paid dividends on its common equity and does not expect to do so for the foreseeable future.

ITEM 2    LEGAL PROCEEDINGS

          The Registrant is not presently a party to any legal proceedings.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Not applicable.

ITEM 6.   REPORTS ON FORM 8-K

          Not applicable.

                          PART F/S


     The following financial statements of the Registrant appear at the end of this report:

          Balance Sheet--May 31, 1996.

          Statement of Operations and Retained Earnings --Year Ended May 31,
          1996.

          Statement of Stockholders' Equity--Year Ended May 31, 1996.

          Statement of Cash Flows--Year Ended  May 31, 1996.

          Notes to Financial Statements.


                            PART III



ITEM 1.   INDEX TO EXHIBITS.

          All of the items below are incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 33-67536-A, effective
March 10, 1995.                                                Page Number in
                                                                  Sequential
                                                                  Numbering
         Number                         Description                System

          2.1  Articles of Incorporation of the Registrant.
               (Exhibit 3.A. of Form SB-2)

          2.2  By-Laws of the Registrant
               (Exhibit 3.B. of Form SB-2)

          3.1  Form of Common Stock Certificate
               (Exhibit 4.A. of Form SB-2)

          3.2 Form of Investor's Stock Purchase Warrant Certificate (Exhibit 4.B. of Form SB-2)

          6.1 Option Agreement between Registrant, RemProp, Inc., and Key Management, Inc.
               (Exhibit 10.A. of Form SB-2)

          6.2  First Amendment to Option Agreement
               (Exhibit 10.B. of Form SB-2)

          6.3  Second Amendment to Option Agreement
               (Exhibit 10.C. of Form SB-2)

          6.4 Lease Agreement between Registrant and RemProp, Inc. (Exhibit 10.D. of Form SB-2)

          12.1 Registrant's Registration Statement on Form SB-2, as amended.

          12.2 Registrant's Final Prospectus, dated March 10, 1995, filed under Rule 424(b) of the 1933 Act.




ITEM 2.   DESCRIPTION OF EXHIBITS.

          The index to exhibits was prepared with reference to items 2, 3, 5, 6 and 7 of Item 2 of Part III of Form 1-A (as required by Item 2 of Part III of this Form 10-KSB).

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers


     As of the date hereof, the Registrant has not prepared nor sent to any of its security holders any of the following:

     1. Any annual report to security holders covering the Registrant's last fiscal year; and

     2. Any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

     If the Registrant decides to prepare and furnish any of such report or proxy material to security holders subsequent to the filing of the annual report on this Form, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.



                           SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FEDERAL AFFORDABLE HOUSING CORPORATION


September 30, 1996


                              By:   /s/ Richard E. Metz
                                    Richard E. Metz, President, CEO



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Name                 Title/Capacity                           Date


/s/ Richard E. Metz President, Chief Executive Officer,     September 30, 1996
Richard E. Metz     Director, (Principal Executive
                    Officer)


/s/ Wayne A. Weyrauch Vice President of Finance,         September 30, 1996
Wayne A. Weyrauch     Chief Financial Officer, Secretary
                      (Principal Financial Officer,
                      Principal Accounting Officer)



                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FEDERAL AFFORDABLE HOUSING CORPORATION


September 30, 1996

                              By:  /s/ Richard E. Metz
                                   Richard E. Metz, President, CEO



     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                Title/Capacity                          Date


/s/ Richard E. Metz  President, Chief Executive Officer,   September 30, 1996
Richard E. Metz      Director, (Principal Executive
                     Officer)


/s/ Wayne A. Weyrauch  Vice President of Finance,          September 30, 1996
Wayne A. Weyrauch      Chief Financial Officer, Secretary
                       (Principal Financial Officer,
                       Principal Accounting Officer)




                       TABLE  OF  CONTENTS



ACCOUNTANT'S REPORT PAGE                                        1


BALANCE SHEET  EXHIBIT                                          A


STATEMENT OF OPERATIONS
     AND RETAINED EARNINGS    EXHIBIT                           B


STATEMENT OF STOCKHOLDERS' EQUITY  EXHIBIT                      C


STATEMENT OF CASH FLOWS  EXHIBIT                                D


NOTES TO FINANCIAL STATEMENTS EXHIBIT                           E



                  J. MICHAEL DAILY & ASSOCIATES
                   Certified Public Accountants
                    1822 Drew Street . Suite 1
                    Clearwater, Florida  34625
                          (813) 447-6860
                           FAX 441-1840
                                                          Members
                                               American Institute
                                              of Certified Public
                                                      Accountants
J.Michael Daily, CPA
Phillip D. Pidgeon, CPA                         Florida Institute
                                              of Certified Public
                                                      Accountants
                      September 1, 1996

                                                              Page   1


  Board of Directors
  Federal Affordable Housing Corporation
  1616 Gulf-to-Bay Blvd.
  Clearwater, Florida  34615

  Gentlemen:

  We have audited the accompanying balance sheet of Federal Affordable Housing Corporation as of May 31, 1996 and the related statement of operations and retained earnings, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
  of material misstatement.   An audit includes examining, on a test basis,
  evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Affordable Housing Corporation as of May 31, 1996, and the results of its operations and its cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.

  J. MICHAEL DAILY & ASSOCIATES, C.P.A.'S

                                                             Exhibit  A

                           FEDERAL AFFORDABLE HOUSING CORPORATION
                         CLEARWATER, FLORIDA
                            BALANCE SHEET
                             MAY 31, 1996

                                ASSETS


CURRENT ASSETS:
    Operating Cash in Bank                                         $   1,219
    Certificate of Deposit, SUNTRUST                                300,000
    Due From Suncoast Food                                           35,849
    Construction in Process:
      Land Costs / Site Development                224,669
      Houses                                                 2,635  227,304

                  TOTAL CURRENT ASSETS                               564,372

OTHER ASSETS:
     Incorporation fees, legal expenses and
    registrations statement costs - Unamortized           68,520
     Utility Deposits                                       455
                   TOTAL OTHER ASSETS                                68,975

TOTAL ASSETS                                                        633,347


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Commercial loan payable, SUNTRUST                             186,074
      Note payable, R. Metz, demand, bearing
     interest at 7%                                                 8,931
                   TOTAL CURRENT LIABILITIES                          195,005

STOCKHOLDERS EQUITY:
    Common Stock, No par value, 5,000,000
      Shares authorized, 166,500 shares issued
      and outstanding                                                 486,887
    Retained earnings (Deficit)                                      (48,545)
                     TOTAL STOCKHOLDERS' EQUITY                       438,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 633,347


                 The accompanying notes are an integral part of these statements

                                                                   Exhibit B

                FEDERAL AFFORDABLE HOUSING CORPORATION
                         CLEARWATER, FLORIDA
            STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                FOR THE FISCAL YEAR ENDED MAY 31, 1996





INCOME:
    Interest Earned                                                 $ 15,746

EXPENSES:
    Advertising                                               67
       Amortization                                        17,130
       Bank Charges                                           138
       Dues & Subscriptions                                300
       Escrow Fees                                             814
       Interest Expense                                    3,764
       Legal & Accounting                               1,710
       Management Fees                                 24,000
       Office Expense                                         716
       Rent                                                     5,315
       Taxes & Licenses                                   7,103
       Telephone                                              1,269
       Utilities                                                 1,734
                Total Expenses                                      64,060


NET (LOSS)                                                         (48,314)

RETAINED EARNINGS, MAY 31, 1995 (Deficit)                     (  231)

RETAINED EARNINGS, MAY 31, 1996 (Deficit)                     $  (48,545)


           The accompanying notes are an integral part of these statements

                                                           Exhibit  C

                FEDERAL AFFORDABLE HOUSING CORPORATION
                         CLEARWATER, FLORIDA
                  STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE FISCAL YEAR ENDED MAY 31, 1996




Initial offering of 90,000 shares of common stock on April 27, 1993 to purchase a parcel of Real Estate consisting of 12 lots at a cost of 4,876 per lot. The basis for assigning amount to common stock is the cost
basis of the land to the related selling company, RemProp, Inc.$    58,512

On June 6, 1995, the Company received net proceeds of $359,336 from a public offering of 74,500 units. Each unit consists of one share of common stock and are warrant to purchase common stock.
Each unit was sold for $5.75 each.                          428,375


NET (LOSS) FROM OPERATIONS                                   (48,314)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
  STAGE (BEGINNING)                                             (231)



TOTAL STOCKHOLDERS' EQUITY - MAY 31, 1996                  $  438,342




             The accompanying notes are an integral part of these statements

                                                           Exhibit  D

                FEDERAL AFFORDABLE HOUSING CORPORATION
                         CLEARWATER, FLORIDA
                       STATEMENT OF CASH FLOWS
                FOR THE FISCAL YEAR ENDED MAY 31, 1996





CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                                $ (48,314)
     Adjustments needed to reconcile
       Net (loss) to cash provided by
       operating activities.
               Amortization of fees and costs                             17,130

       Changes in Assets:
           Net increase in loans,
           construction in process, fees
           and costs, and deposits.                               (282,253)


                NET CASH USED IN OPERATING ACTIVITIES     (313,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from issuance of Capital Stock                      428,375
         Addition to Certificate of Deposit                          (300,000)

                 NET CASH PROVIDED BY INVESTING ACTIVITIES    128,375


CASH FLOWS FROM FINANCING ACTIVITY:
    Net Proceeds from borrowings                              186,074


NET INCREASE IN CASH                                           1,012

CASH, May 31, 1995                                                207

CASH, MAY 31, 1996                                          $  1,219




    The accompanying notes are an integral part of these statement


                                                           Exhibit  E




                FEDERAL AFFORDABLE HOUSING CORPORATION
                         CLEARWATER, FLORIDA
                    NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 1996




Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    This summary of significant accounting policies of Federal Affordable Housing Corporation is presented to assist in understanding the company's financial statements. The financial statements and notes are representations of the company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

    BUSINESS ACTIVITY

    The company is in the business of developing land for the purpose of building and selling residential housing.

    CONSTRUCTION IN PROCESS

    Costs of construction for land and houses are accumulated as the costs are expended. These are short-term contracts, and income will be recorded on the completed-contract method of accounting.

    AMORTIZATION OF INCORPORATION AND LEGAL FEES

    Cost of incorporation and start-up legal fees will be amortized over 5 years on a straight-line basis. Amortization Expense for the year ended
    May 31, 1996 is $ 17,130.

Note B - DUE FROM SUNCOAST FOOD

    Federal Affordable Housing Corporation has made short-term loans to Suncoast Food Services, Inc., secured by a promissory note dated March
    15, 1996. This note has a maturity date of March 31, 1997. The principal amount of the note may rise to $50,000, with interest due at maturity at the higher of 2% of gross sales or 20% per annum. The note is personally guaranteed by the Stockholders' of Suncoast Food Services, Inc. Suncoast Food Services,Inc. is owned 50% by Richard E. Metz, and
    50% by Wayne A. Weyrauch. (See Note E).



Note C - CERTIFICATE OF DEPOSIT AND COMMERCIAL LOAN - SUNTRUST BANK

    The Company purchased a certificate of deposit in the amount of $ 300,000 on July 18, 1995. It has a term of 12 months, and bears interest at a rate of 5.100 %.  This certificate of deposit has been pledged  as collateralfor a revolving line of credit, with a maximum draw down of
    $ 300,000.   This credit line is due on June 27, 1996.  Interest is paid monthly at a rate of 6.625 %. No principal payments are due during the term of this loan. The current note balance as of May 31, 1996 is $ 186,074.

Note D - CONSTRUCTION IN PROCESS
    Land (five lots) to be used for building of residential housing was acquired on April 27, 1993 from RemProp, Inc., a Florida corporation. The consideration given for the land was 90,000 shares of no-par value stock issued to RemProp, Inc. Also included was an option to purchase 81 additional lots located in Zephyrhills, Florida and Dade City, Florida. Subsequent to the acquisition of the 5 lots, and the option for 81 additional lots, the company acquired an additional 7 lots.
    Consequently 74 lots remain available for purchase by the company pursuant to the option agreement as of October 31, 1994. The company has a commitment to remit $12,000 to RemProp, Inc. upon the sale of each lot. The method for determining the valuation of the 58,512 for the 12 lots is based on lot cost of 4,876 per lot to RemProp, Inc., a related company (See Note C). Additional costs of construction for site development and homes have also been incurred.

Note E - RELATED PARTY TRANSACTIONS

    RemProp, Inc. is a related party to the company. After the purchase of the 5 lots, (Note B) on April 27, 1993 the only shareholder of the company was RemProp, Inc., whose sole shareholder is Richard E. Metz, President, Secretary and C.E.O. of Federal Affordable Housing Corp. On or about September 1, 1993 RemProp , Inc. transferred 45,000 shares to Key Management, Inc., whose sole shareholder is Wayne A. Weyrauch, Vice President,Treasurer, and C.F.O. of Federal Affordable Housing Corp. Subsequent to this transfer the other 7 lots were acquired.

    Richard Metz has loaned $8,931 to the company on a Demand Note, bearing interest at 7%. No other related party transactions have occurred.