Form 10QSB
period 1997-02-28
FEDERAL AFFORDABLE HOUSING CORP
filed 1997-06-12
CIK 911356

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-QSB


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT of 1934

      For the Quarterly Period Ended February 28, 1997

    Commission File Number 33-67536-A



           FEDERAL AFFORDABLE HOUSING CORPORATION
(Exact Name of Small Business Issuer as specified in its charter)




     Minnesota                                 59-3169033
 (State or other Jurisdiction of            (IRS Employer Identification No.)
   Incorporation or Organization)


                 1616 Gulf-to-Bay Boulevard
                Clearwater, Florida   34615
                       (813) 446-7981
    (Address of Principal Executive Offices, including
              Zip Code, and telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
  Yes       No   x

As of February 28, 1997, there were 164,500 shares of Common Stock outstanding and 74,500 Investor's Stock Purchase Warrants outstanding.

Transitional Small Business Disclosure Format: Yes   x   No

INFORMATION REQUIRED IN QUARTERLY REPORT OF TRANSITIONAL SMALL BUSINESS
                          ISSUERS.

                           PART I

                   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The information required by Item 310(b) of Regulation S-B is attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

[The Registrant is a transitional small business issuer which relied upon Alternative 2 under "Information Required in Annual Report of Transitional Small Business Issuers" in its most recent 10-KSB, and accordingly chooses here to update the response to Item 6(a)(3)(i) to Model B of Form 1-A.]

The Company completed its public offering on June 6, 1995, and received net proceeds of $359,336.

The Company's plan of operation for the twelve month period ended May 31, 1997 calls for continued development of infrastructure scaled according to the net proceeds of its offering and aggressive marketing. Management believes that the balance remaining of its net proceeds of $359,336 from its offering is sufficient to carry out its plan of operation for the twelve months through May, 1997, without revenues from operations.

The Company anticipates that its major expense during the twelve month period ending May 31, 1997 will be infrastructure development. Upon completion of infrastructure development, the Company anticipates that its only expenses will be executive compensation, real estate taxes, general corporate purposes (including marketing and sales) and perhaps model home construction. In addition, the Company plans to limit additional property acquisitions and infrastructure development until purchase agreements have been executed for approximately half of the developed lots. The Company believes that its plan of scaled infrastructure development and limitation on acquisition and development will enable it to operate with the net proceeds of its public offering, without revenues from operations for the twelve month period ending May 31, 1997.

The Company anticipates that it will hire additional commissioned sales persons prior to June, 1997. However, such sales persons will be paid only on a straight commission basis and will be entitled to payment only upon revenue generation. Accordingly, the Company does not expect that hiring such commissioned sales persons will have a significant impact on the Company's ability to operate without revenues from operations.

The Company does not intend to conduct any product research or development or to purchase or sell any plant or equipment prior to June , 1997.





                          PART II


ITEM 1.  LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.  CHANGES IN SECURITIES

              Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITIES HOLDERS

              Not applicable.

ITEM 5.  OTHER INFORMATION

              Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.   See the Index to Exhibits, below.

              (b) Reports on Form 8-K.  Not applicable.

INDEX TO EXHIBITS.

All of the items below are incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 33-67536-A, effective March 10, 1995, except for Item 27.1, which is included with this filing.



                    Number                         Description

              4.1  Form of Common Stock Certificate
                   (Exhibit 4.A. of Form SB-2)

              4.2 Form of Investor's Stock Purchase Warrant Certificate (Exhibit 4.B. of Form SB-2)

              10.1 Option Agreement between Registrant, RemProp, Inc.,
                   and Key Management, Inc.
                   (Exhibit 10.A. of Form SB-2)

              10.2 First Amendment to Option Agreement
                   (Exhibit 10.B. of Form SB-2)

              10.3 Second Amendment to Option Agreement
                   (Exhibit 10.C. of Form SB-2)

              10.4 Lease Agreement between Registrant and RemProp, Inc.
                   (Exhibit 10.D. of Form SB-2)

              27.1 Financial Data Schedule *

              99.1 Registrant's Registration Statement on Form SB-2, as
                   amended.

              99.2 Registrant's Final Prospectus, dated March 10, 1995,
                   filed under Rule 424(b) of the 1933 Act.


* Included with this report. All other items are incoporated by reference to the Registrant's Form SB-2, File No. 33-67536-A, effective March 10, 1995.

                         SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FEDERAL AFFORDABLE HOUSING CORPORATION



Date:       May 24, 1997         By: /s/ Richard E. Metz
                                     Richard E. Metz
                                     President, CEO
                                     (Principal Executive Officer)





                                  By: /s/ Wayne A. Weyrauch
                                      Wayne A. Weyrauch
                                      Vice President of Finance, CFO
                                     (Principal Financial Officer,
                                      Principal Accounting Officer)





   J. MICHAEL DAILY & ASSOCIATES
          1822 DREW STREET, SUITE 1
          CLEARWATER, FLORIDA 34625

                                           May 9, 1997

  FEDERAL AFFORDABLE HOUSING
          P.O. BOX 6163
          CLEARWATER, FL 34618

              We have compiled the accompanying balance sheet of FEDERAL AFFORDABLE HOUSING as of February 28, 1997, and the related statement of revenues and expenses for the three months and nine months then ended, and the comparative statement of income for the three months and nine months ended February 28, 1997 and 1996, and the statement of cash flows for the three months and nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

              A compilation is limited to presenting  in  the  form  of
          financial statements information that is  the  representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

              Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.






          J. MICHAEL DAILY, CPA

                    FEDERAL AFFORDABLE HOUSING CORPORATION
                                BALANCE SHEET
                              FEBRUARY 28, 1997



                                    ASSETS

CURRENT ASSETS
   CASH IN BANK - SUNTRUST        $     7,567.75
   CD - SUN BANK                      300,000.00
   DUE FROM SUNCOAST FOOD              67,271.38
   LAND HELD FOR DEVELOPMENT           58,512.00
  COSTS- 35 LOTS                      175,915.61
   HOUSE CONSTRUCTION IN PROCESS      113,785.49
   DADE CITY CONSTRUCTION IN PROGRESS   1,907.20
                                      ------------
   TOTAL CURRENT ASSETS                                    $   724,959.43

OTHER ASSETS
   REGISTRATION STATEMENT COSTS        55,672.64
   DEPOSIT - UTILITY                      423.53
                                      -------------
   TOTAL OTHER ASSETS                                           56,096.17
                                                              -------------
   TOTAL ASSETS                                            $   781,055.60
                                                              =============






                     SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL






FEDERAL AFFORDABLE HOUSING CORPORATION
                                BALANCE SHEET
                              FEBRUARY 28, 1997



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   DUE TO REMPROP              $    29,719.70
   NOTE PAYABLE - R. METZ            8,931.00
   COMMERCIAL LOAN-SUNTRUST        266,074.00
   CONST. LOAN, SUNTRUST #21        47,700.00
   CONST. LOAN, SUNTRUST #22        15,906.00
                                  -------------
   TOTAL CURRENT LIABILITIES                                $   368,330.70
                                                              -------------
   TOTAL LIABILITIES                                            368,330.70

EQUITY
   COMMON STOCK                     486,887.00
   RETAINED EARNINGS                (48,544.86)
   CURRENT/YTD PROFIT OR LOSS       (25,617.24)
                                  -------------
   TOTAL EQUITY                                                 412,724.90
                                                               -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   781,055.60
                                                               =============




                              SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL

                                    FEDERAL AFFORDABLE HOUSING CORPORATION
                      STATEMENT OF REVENUES AND EXPENSES
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                              FEBRUARY 28, 1997

                          CURRENT PERIOD           YEAR TO DATE
                         AMOUNT   PERCENT        AMOUNT   PERCENT
   INCOME                 ------  ------         ---------  ------
   TOTAL INCOME          $ 0.00    0.00       $     0.00    0.00
                          -----   ------          ------  ------
EXPENSES
   AMORTIZATION OF
     ORG. EXPENSE      4,282.50    0.00        12,847.50    0.00
   BANK CHARGES          125.43    0.00           318.11    0.00
   GAS AND OIL           507.31    0.00           547.30    0.00
   INTEREST EXPENSE    4,423.95    0.00        11,706.04    0.00
   LEGAL AND
     ACCOUNTING        2,070.00    0.00         7,915.86    0.00
   RENT                    0.00    0.00         1,070.00    0.00
  TELEPHONE               70.54    0.00            70.54    0.00
   UTILITIES             398.74    0.00         1,882.84    0.00
                         -------  ------         -------   ------
   TOTAL EXPENSES     11,878.47    0.00        36,358.19    0.00
                        --------  ------       ---------   ------
   INCOME FROM
     OPERATIONS      (11,878.47)  (0.00)      (36,358.19)  (0.00)
                     -----------  ------      ----------   ------
OTHER INCOME
   INTEREST INCOME
     - CD              3,549.47    0.00        10,740.95    0.00
                     ----------   ------      ----------   ------
   TOTAL OTHER
    INCOME             3,549.47    0.00        10,740.95    0.00
                     -----------  ------      ----------    ------
   NET INCOME       $ (8,329.00)  (0.00)     $(25,617.24)  (0.00)
                     ===========   =====     ===========    =====





                     SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL





FEDERAL AFFORDABLE HOUSING CORPORATION
 COMPARATIVE STATEMENT OF REVENUES AND EXPENSES
FOR THE THREE MONTHS AND NINE MONTHS ENDED
 FEBRUARY 28, 1997 AND 1996

                  1997                 1996             1997           1996
             CURRENT PERIOD      CURRENT PERIOD   YEAR TO DATE     YEAR TO DATE
            AMOUNT   PERCENT    AMOUNT  PERCENT   AMOUNT  PERCENT AMOUNT PERCENT
INCOME

 TOTAL
   INCOME    0.00     0.00        0.00    0.00      0.00    0.00   0.00     0.00
             -----   ------      ------  ------    ------  ------ ------- ------

ADVERTISING  0.00     0.00        0.00    0.00      0.00    0.00  66.81     0.00
AMORTIZATION
 OF ORG.
  EXPENSE  4,282.50    0.00       0.00    0.00  12,847.50   0.00   0.00     0.00
BANK CHARGES 125.43    0.00      18.97    0.00     318.11   0.00 137.52     0.00
GAS AND OIL  507.31    0.00       0.00    0.00     547.30   0.00   0.00     0.00
INTEREST
 EXPENSE   4,423.95    0.00   1,096.78    0.00  11,706.04   0.00 1,096.78   0.00
LEGAL AND
 ACCOUNTING2,070.00    0.00   1,200.00    0.00   7,915.86   0.00 1,700.00   0.00
MANAGEMENT
 FEES          0.00    0.00   7,500.00    0.00       0.00   0.00 24,000.00  0.00
OFFICE EXPENSE 0.00    0.00     211.32    0.00       0.00   0.00   715.67   0.00
RENT           0.00    0.00   2,105.00    0.00   1,070.00   0.00  5,315.00  0.00
TAXES AND
 LICENSES      0.00    0.00       0.00    0.00       0.00   0.00  7,029.33  0.00
TELEPHONE     70.54    0.00     386.42    0.00      70.54   0.00   951.29   0.00
UTILITIES    398.74    0.00     264.30    0.00   1,882.84   0.00  1,396.01  0.00
            --------  ------   --------   -----   --------  ----- -------- -----
TOTAL
 EXPENSES 11,878.47    0.00  12,782.79    0.00   36,358.19  0.00 42,408.41  0.00
          ---------    ----- ---------    ----- ----------  ---- ---------  ----
INCOME FROM
 OPERATIONS(11,878.47)(0.00)(12,782.79) (0.00)(36,358.19)(0.00)(42,408.41)(0.00)
           ---------- ------  -------   ------ --------  ------ --------- ------
OTHER INCOME
INTEREST INCOME
  - CD       3,549.47  0.00   3,857.89   0.00  10,740.95   0.00 10,284.61 0.00
INTEREST INCOME
   - ESCROW      0.00  0.00       0.00   0.00       0.00   0.00  1,691.46 0.00
ESCROW FEES      0.00  0.00       0.00   0.00       0.00   0.00   (813.76)(0.00)
              ------  ------  --------  ------  -------  ------  --------  -----
TOTAL OTHER
  INCOME     3,549.47  0.00   3,857.89   0.00   10,740.95  0.00  11,162.31 0.00
            ---------  ----- ---------  ------ ----------  ----- -------- -----
NET
INCOME $(8,329.00)(0.00)$(8,924.90)( 0.00 )$(25,617.24)(0.00)$(31,246.10)(0.00)
       ========== ======  =======    ====== =========  ======   =======  ======



                     SEE ACCOUNTANT'S COMPILATION REPORT
                         J. MICHAEL DAILY & ASSOCIATES
                                   CLEARWATER, FL





                      FEDERAL AFFORDABLE HOUSING CORPORATION
                           STATEMENT OF CASH FLOWS
                    FOR THE PERIOD ENDED FEBRUARY 28, 1997

                                          CURRENT PERIOD     YEAR TO DATE
                                          ______________     ____________
CASH FLOWS FROM OPERATING ACTIVITIES
___________________________________
     NET INCOME (LOSS)                   $  (8,329.00)      $  (25,617.24)
     ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED:
       AMORTIZATION - DEBITS TO INCOME       4,282.50           12,847.50
       DECREASE (INCREASE) IN OPERATING ASSETS:
         ACCOUNTS RECEIVABLE               (12,847.18)         (31,422.63)
         INVENTORY                         (68,144.84)        (122,816.41)
         OTHER OPERATIONS-RELATED ASSETS         0.00               31.47
                                            __________       _____________
  TOTAL ADJUSTMENTS                        (76,709.52)        (141,360.07)
                                         _____________       _____________
     NET CASH FLOW FROM OPERATIONS         (85,038.52)        (166,977.31)

   CASH FLOWS FROM FINANCING ACTIVITIES
   ____________________________________
     INFLOWS:
       INCREASES IN MISC PAYABLE             29,719.70           29,719.70
       INCREASES IN SHORT-TERM NOTES PAYABLE 63,606.00          143,606.00
                                           _____________       _____________
     NET CASH FROM FINANCING ACTIVITIES      93,325.70          173,325.70
                                           _____________       _____________

   NET INCREASE (DECR) IN CASH & EQUIVALENTS  8,287.18            6,348.39
   BEGINNING CASH AND EQUIVALENTS              (719.43)           1,219.36
                                            _____________      _____________
   ENDING CASH & CASH EQUIVALENTS         $   7,567.75       $    7,567.75
                                            =============     =============

   DISCLOSURE OF ACCOUNTING POLICY:
   ________________________________
  FOR PURPOSES OF THE STATEMENT OF CASH FLOWS, THE COMPANY CONSIDERS ALL HIGHLY LIQUID DEBT INSTRUMENTS PURCHASED WITH A MATURITY OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.

                   SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL                   EXHIBIT 27.1