Form 10QSB
period 1996-11-30
FEDERAL AFFORDABLE HOUSING CORP
filed 1997-06-18
CIK 911356

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-QSB


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT of 1934

      For the Quarterly Period Ended November 30, 1996

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

As of November 30, 1996, there were 164,500 shares of Common Stock outstanding and 74,500 Investor's Stock Purchase Warrants outstanding.

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



                                  By: /s/ Wayne A. Weyrauch
                                  Wayne A. Weyrauch
                                    Vice President of Finance, CFO
                                    (Principal Financial Officer,
                                     Principal Accounting Officer)



       J. MICHAEL DAILY & ASSOCIATES
          1822 DREW STREET, SUITE 1
          CLEARWATER, FLORIDA 34625


                                             May 9, 1997


          FEDERAL AFFORDABLE HOUSING
          P.O. BOX 6163
          CLEARWATER, FL 34618



              We have compiled the accompanying balance sheet of FEDERAL AFFORDABLE HOUSING as of November 30, 1996, and the related statement of revenues and expenses for the three months and six months then ended, and the comparative statement of income for the three months and six months ended November 30, 1996 and 1995, and the statement of cash flows for the three months and six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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



          J. MICHAEL DAILY, CPA
                    FEDERAL AFFORDABLE HOUSING CORPORATION
                                BALANCE SHEET
                              NOVEMBER 30, 1996



                                    ASSETS

CURRENT ASSETS
   CASH IN BANK - SUNTRUST         $   (719.43)
   CD - SUN BANK                    300,000.00
   DUE FROM SUNCOAST FOOD            52,378.38
   DUE FROM REMPROP                   2,045.82
   LAND HELD FOR DEVELOPMENT         58,512.00
   COSTS- 35 LOTS                   175,665.61
   HOUSE CONSTRUCTION IN PROCESS     46,844.25
   DADE CITY CONSTRUCTION IN PROGRESS   953.60
                                     ------------
   TOTAL CURRENT ASSETS                                        $   635,680.23

   OTHER ASSETS
   REGISTRATION STATEMENT COSTS       59,955.14
   DEPOSIT - UTILITY                     423.53
                                     -------------
   TOTAL OTHER ASSETS                                               60,378.67
                                                                  -------------
   TOTAL ASSETS                                                $   696,058.90
                                                                 =============






                     SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL


           FEDERAL AFFORDABLE HOUSING CORPORATION
                                BALANCE SHEET
                              NOVEMBER 30, 1996



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   NOTE PAYABLE - R. METZ        $     8,931.00
   COMMERCIAL LOAN-SUNTRUST          266,074.00
                                    -------------
   TOTAL CURRENT LIABILITIES                              $   275,005.00
                                                             -------------
   TOTAL LIABILITIES                                          275,005.00

EQUITY
   COMMON STOCK                       486,887.00
   RETAINED EARNINGS                  (48,544.86)
   CURRENT/YTD PROFIT OR LOSS         (17,288.24)
                                    -------------
   TOTAL EQUITY                                                421,053.90
                                                             -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   696,058.90
                                                             =============










                     SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL





                    FEDERAL AFFORDABLE HOUSING CORPORATION
                      STATEMENT OF REVENUES AND EXPENSES
                  FOR THE THREE MONTHS AND SIX MONTHS ENDED
                              NOVEMBER 30, 1996

                                 CURRENT PERIOD              YEAR TO DATE
                                AMOUNT   PERCENT           AMOUNT   PERCENT


INCOME                        --------    ------            -------   ------
   TOTAL INCOME              $   0.00      0.00           $  0.00      0.00
                              --------    ------            -------   ------
EXPENSES
   AMORTIZATION OF
     ORG. EXPENSE            4,282.50      0.00           8,565.00     0.00
   BANK CHARGES                128.14      0.00             192.68     0.00
   GAS AND OIL                  39.99      0.00              39.99     0.00
   INTEREST EXPENSE          4,250.68      0.00           7,282.09     0.00
   LEGAL AND
      ACCOUNTING             1,536.61      0.00           5,845.86     0.00
   RENT                      1,070.00      0.00           1,070.00     0.00
   UTILITIES                   698.33      0.00           1,484.10     0.00
                             ---------    ------         ---------    ------
   TOTAL EXPENSES           12,006.25      0.00           24,479.72    0.00
                           ---------      ------          ---------   ------
   INCOME FROM
     OPERATIONS            (12,006.25)    (0.00)         (24,479.72)  (0.00)
                             ---------    ------         ----------   ------
OTHER INCOME
   INTEREST INCOME
      - CD                   3,543.44      0.00            7,191.48    0.00
                            ---------     ------          ----------  ------
   TOTAL OTHER
     INCOME                  3,543.44      0.00            7,191.48    0.00
                            ---------      ------         ----------  ------
   NET INCOME            $  (8,462.81)    (0.00)        $(17,288.24)  (0.00)
                           ===========    ======        ===========   ======

         SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL






FEDERAL AFFORDABLE HOUSING CORPORATION
COMPARATIVE STATEMENT OF REVENUES AND
EXPENSES FOR THE THREE MONTHS AND SIX MONTHS ENDED
         NOVEMBER 30, 1996 AND 1995

                  1996             1995           1996               1995
              CURRENT PERIOD   CURRENT PERIOD    YEAR TO DATE      YEAR TO DATE
             AMOUNT   PERCENT AMOUNT   PERCENT  AMOUNT   PERCENT AMOUNT PERCENT

INCOME
             ------  ------   ------   ------  --------  ------   ------  ------
TOTAL INCOME$  0.00   0.00   $  0.00    0.00   $  0.00    0.00   $  0.00    0.00
             ------  ------   ------   ------  --------  ------    ------ ------
EXPENSES
 ADVERTISING   0.00   0.00      0.00    0.00      0.00    0.00     66.81    0.00
AMORTIZATION OF
 ORG.
  EXPENSE   4,282.50  0.00      0.00    0.00   8,565.00   0.00      0.00    0.00
BANK CHARGES  128.14  0.00    105.88    0.00     192.68   0.00    118.55    0.00
GAS AND OIL    39.99  0.00      0.00    0.00      39.99   0.00      0.00    0.00
INTEREST
  EXPENSE   4,250.68  0.00      0.00    0.00   7,282.09   0.00      0.00    0.00
LEGAL AND
 ACCOUNTING 1,536.61  0.00    500.00    0.00   5,845.86   0.00    500.00    0.00
MANAGEMENT
  FEES          0.00  0.00  7,500.00    0.00       0.00   0.00 16,500.00    0.00
OFFICE EXPENSE  0.00  0.00    417.47    0.00       0.00   0.00    504.35    0.00
RENT        1,070.00  0.00  1,605.00    0.00   1,070.00   0.00  3,210.00    0.00
TAXES AND
 LICENSES       0.00  0.00      0.00    0.00       0.00   0.00  7,029.33    0.00
TELEPHONE       0.00  0.00    217.42    0.00       0.00   0.00    564.87    0.00
UTILITIES     698.33  0.00    720.84    0.00   1,484.10   0.00  1,131.71    0.00
            -------- ------    ------  ------ ---------  ------ --------  ------
TOTAL
  EXPENSES 12,006.25  0.00  1,066.61    0.00  24,479.72   0.00  29,625.62   0.00
           --------- ------ --------   ------ ---------  ------ ---------  -----
INCOME
FROM
OPERATIONS(12,006.25)(0.00)(11,066.61) (0.00)(24,479.72) (0.00)(29,625.62)(0.00)
          ---------- ------ ---------  ----- ---------    ----- -------    -----
OTHER INCOME
INTEREST INCOME
 - CD       3,543.44  0.00   3,864.45   0.00   7,191.48   0.00   6,426.72  0.00
INTEREST INCOME
 - ESCROW       0.00  0.00       0.00   0.00       0.00   0.00   1,691.46  0.00
ESCROW FEES     0.00  0.00       0.00   0.00       0.00   0.00    (813.76)(0.00)
            -------- -----     ------- ------    ------  ------  --------- ----
TOTAL OTHER
 INCOME      3,543.44 0.00   3,864.45   0.00    7,191.48  0.00    7,304.42  0.00
            --------- ----   --------  ------     ------  ------  --------  ----
NET
  INCOME $(8,462.81)(0.00) $(7,202.16)(0.00)$(17,288.24)(0.00)$(22,321.20)(0.00)
           ======== ======   =======  ====== =========  ====== ======  ======

                               SEE ACCOUNTANT'S COMPILATION REPORT
                                    J. MICHAEL DAILY & ASSOCIATES
                                            CLEARWATER, FL


 FEDERAL AFFORDABLE HOUSING CORPORATION
         STATEMENT OF CASH FLOWS
  FOR THE PERIOD ENDED NOVEMBER 30, 1996
                                            CURRENT PERIOD     YEAR TO DATE
                                             ______________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
     NET INCOME (LOSS)                      $   (8,462.81)     $  (17,288.24)
     ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED:
       AMORTIZATION - DEBITS TO INCOME           4,282.50           8,565.00
       DECREASE (INCREASE) IN OPERATING ASSETS:
         ACCOUNTS RECEIVABLE                    (7,914.98)        (18,575.45)
         INVENTORY                             (20,463.77)        (54,671.57)
         OTHER OPERATIONS-RELATED ASSETS           531.47              31.47
                                               ____________      _____________
       TOTAL ADJUSTMENTS                       (23,564.78)        (64,650.55)
                                               ____________      ____________
     NET CASH FLOW FROM OPERATIONS             (32,027.59)        (81,938.79)


   CASH FLOWS FROM FINANCING ACTIVITIES
  ____________________________________
     INFLOWS:
       INCREASES IN SHORT-TERM NOTES PAYABLE    30,000.00          80,000.00
                                              ____________        ___________
     NET CASH FROM FINANCING ACTIVITIES         30,000.00          80,000.00
                                              ____________        ___________

   NET INCREASE (DECR) IN CASH & EQUIVALENTS   (2,027.59)          (1,938.79)
   BEGINNING CASH AND EQUIVALENTS               1,308.16            1,219.36
                                              ____________        ___________
   ENDING CASH & CASH EQUIVALENTS            $   (719.43)        $   (719.43)
                                             =============        ===========

   DISCLOSURE OF ACCOUNTING POLICY:
   ________________________________
   FOR PURPOSES OF THE STATEMENT OF CASH FLOWS, THE COMPANY
CONSIDERSALL HIGHLY LIQUID DEBT INSTRUMENTS PURCHASED WITH A MATURITY OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.






                     SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL