Form 10QSB
period 1996-08-31
FEDERAL AFFORDABLE HOUSING CORP
filed 1997-07-02
CIK 911356

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-QSB


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT of 1934

       For the Quarterly Period Ended August 31, 1996

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

As of August 31, 1996, there were 164,500 shares of Common Stock outstanding and 74,500 Investor's Stock Purchase Warrants outstanding.

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

The Company anticipates that it will hire additional commissioned sales persons prior toJune, 1997. However, such sales persons will be paid only on a straight commission basis and will be entitled to payment only upon revenue generation. Accordingly, the Company does not expect that hiring such commissioned sales persons will have a significant impact on the Company's ability to operate without revenues from operations.

The Company does not intend to conduct any product research or development or to purchase or sell any plant or equipment prior to June, 1997.

Information concerning the comparable interim period for the preceding fiscal year is not included.




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


                             FEDERAL AFFORDABLE HOUSING CORPORATION





Date:   June 4, 1997         By: /s/ Richard E. Metz
                             Richard E. Metz
                             President, CEO
                             (Principal Executive Officer)




                             By: /s/ Wayne A. Weyrauch
                             Wayne A. Weyrauch
                             Vice President of Finance, CFO
                            (Principal Financial Officer,
                             Principal Accounting Officer)




          J. MICHAEL DAILY & ASSOCIATES
          1822 DREW STREET, SUITE 1
          CLEARWATER, FLORIDA 34625


                                             June 24, 1997


          FEDERAL AFFORDABLE HOUSING
          P.O. BOX 6163
          CLEARWATER, FL 34618



              We have compiled the accompanying balance sheet of FEDERAL AFFORDABLE HOUSING as of August 31, 1996, and the related statement of revenues and expenses for the three months then ended, and the comparative statement of income for the three months ended August 31, 1996 and 1995, and the statement of cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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






          J. MICHAEL DAILY, CPA




                    FEDERAL AFFORDABLE HOUSING CORPORATION
                                BALANCE SHEET
                               AUGUST 31, 1996


                                    ASSETS

CURRENT ASSETS
   CASH IN BANK - AMSOUTH                   $       416.29
   CASH IN BANK - SUNTRUST                          891.87
   CD - SUN BANK                                300,000.00
   DUE FROM SUNCOAST FOOD                        44,878.38
   DUE FROM REMPROP                               1,630.84
   LAND HELD FOR DEVELOPMENT                     58,512.00
   COSTS- 35 LOTS                               175,612.96
   HOUSE CONSTRUCTION IN PROCESS                 26,433.13
   DADE CITY CONSTRUCTION IN PROGRESS               953.60
                                             -------------
   TOTAL CURRENT ASSETS                                        $   609,329.07

OTHER ASSETS
   REGISTRATION STATEMENT COSTS                  64,237.64
   DEPOSIT - UTILITY                                955.00
                                             -------------
   TOTAL OTHER ASSETS                                               65,192.64
                                                                -------------
   TOTAL ASSETS                                                $   674,521.71
                                                                =============










                     SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL





                         FEDERAL AFFORDABLE HOUSING CORPORATION
                                BALANCE SHEET
                               AUGUST 31, 1996



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   NOTE PAYABLE - R. METZ                   $     8,931.00
   COMMERCIAL LOAN-SUNTRUST                     236,074.00
                                             -------------
   TOTAL CURRENT LIABILITIES                                   $   245,005.00

                                                                -------------
   TOTAL LIABILITIES                                               245,005.00

EQUITY
   COMMON STOCK                                 486,887.00
   RETAINED EARNINGS                            (48,544.86)
   CURRENT/YTD PROFIT OR LOSS                    (8,825.43)
                                             -------------
   TOTAL EQUITY                                                    429,516.71
                                                                -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   674,521.71
                                                                =============








                     SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL




                    FEDERAL AFFORDABLE HOUSING CORPORATION
                      STATEMENT OF REVENUES AND EXPENSES
                  FOR THE THREE MONTHS ENDED AUGUST 31, 1996

                                         CURRENT PERIOD           YEAR TO DATE
                                        AMOUNT   PERCENT        AMOUNT   PERCENT


INCOME
                                  -------------  ------   -------------  ------
   TOTAL INCOME                  $         0.00    0.00  $         0.00    0.00
                                  -------------  ------   -------------  ------
EXPENSES
   AMORTIZATION OF ORG. EXPENSE        4,282.50    0.00        4,282.50    0.00
   BANK CHARGES                           64.54    0.00           64.54    0.00
   INTEREST EXPENSE                    3,031.41    0.00        3,031.41    0.00
   LEGAL AND ACCOUNTING                4,309.25    0.00        4,309.25    0.00
   UTILITIES                             785.77    0.00          785.77    0.00
                                  -------------  ------   -------------  ------
   TOTAL EXPENSES                     12,473.47    0.00       12,473.47    0.00
                                  -------------  ------   -------------  ------
   INCOME FROM OPERATIONS            (12,473.47)  (0.00)     (12,473.47)  (0.00)
                                  -------------  ------   -------------  ------
OTHER INCOME
   INTEREST INCOME - CD                3,648.04    0.00        3,648.04    0.00
                                  -------------  ------   -------------  ------
   TOTAL OTHER INCOME                  3,648.04    0.00        3,648.04    0.00
                                  -------------  ------   -------------  ------
   NET INCOME                    $    (8,825.43)  (0.00) $    (8,825.43)  (0.00)
                                  =============  ======   =============  ======





                     SEE ACCOUNTANT'S COMPILATION REPORT
                        J. MICHAEL DAILY & ASSOCIATES
                                CLEARWATER, FL


                   FEDERAL AFFORDABLE HOUSING CORPORATION
         COMPARATIVE STATEMENT OF REVENUES AND EXPENSES
          FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995

  1996                    1995                    1996                  1995
CURRENT PERIOD          CURRENT PERIOD     YEAR TO DATE           YEAR TO DATE
AMOUNT   PERCENT        AMOUNT   PERCENT   AMOUNT  PERCENT      AMOUNT   PERCENT


INCOME
------  ------         --------  ------   -------  ------     ---------  ------
TOTAL INCOME
$ 0.00    0.00         $ 0.00    0.00     $ 0.00    0.00      $ 0.00      0.00
------  ------         --------  ------   -------  ------     ---------  ------
EXPENSES
  ADVERTISING
 0.00    0.00           66.81    0.00       0.00    0.00        66.81     0.00
  AMORTIZATION OF ORG. EXPENSE
4,282.50    0.00         0.00    0.00    4,282.50   0.00         0.00     0.00
  BANK CHARGES
   64.54    0.00        12.67    0.00       64.54   0.00        12.67     0.00
   INTEREST EXPENSE
3,031.41    0.00         0.00    0.00    3,031.41   0.00         0.00     0.00
  LEGAL AND ACCOUNTING
4,309.25    0.00         0.00    0.00    4,309.25   0.00         0.00     0.00
  MANAGEMENT FEES
    0.00    0.00     9,000.00    0.00        0.00   0.00      9,000.00    0.00
  OFFICE EXPENSE
    0.00    0.00        86.88    0.00        0.00   0.00         86.88    0.00
  RENT
    0.00    0.00     1,605.00    0.00        0.00   0.00      1,605.00    0.00
  TAXES AND LICENSES
    0.00    0.00     7,029.33    0.00        0.00   0.00      7,029.33    0.00
  TELEPHONE
    0.00    0.00       347.45    0.00        0.00   0.00        347.45    0.00
  UTILITIES
  785.77    0.00       410.87    0.00      785.77   0.00        410.87    0.00
 --------  ------    ---------  ------    -------  ------    ----------  ------
  TOTAL EXPENSES
12,473.47   0.00    18,559.01    0.00    12,473.47  0.00     18,559.01    0.00
---------  ------   ---------   ------   ---------  -----   -----------  -----
  INCOME FROM OPERATIONS
(12,473.47) (0.00) (18,559.01)  (0.00)  (12,473.47) (0.00)   (18,559.01)  (0.00)
----------- ------ -----------  ------  -----------  -----   ------------ ------
OTHER INCOME
  INTEREST INCOME - CD
  3,648.04   0.00    2,562.27    0.00     3,648.04   0.00      2,562.27    0.00
  INTEREST INCOME - ESCROW
      0.00   0.00    1,691.46    0.00         0.00   0.00      1,691.46    0.00
  ESCROW FEES
      0.00   0.00     (813.76)  (0.00)        0.00   0.00      (813.76)  (0.00)
 ---------- ------   ---------  ------     -------- ------    ----------  ------
  TOTAL OTHER INCOME
   3,648.04  0.00     3,439.97   0.00      3,648.04  0.00      3,439.97    0.00
 ---------- ------   ----------  ----     --------- ------    ----------  ------
  NET INCOME
$ (8,825.43)(0.00)   $(15,119.04)(0.00)   $(8,825.43)(0.00) $ (15,119.04) (0.00)
========== ======   =========== ======   ========== ======   ===========  ======





                         SEE ACCOUNTANT'S COMPILATION REPORT
                            J. MICHAEL DAILY & ASSOCIATES
                                    CLEARWATER, FL