Form 10KSB
period 1997-05-31
FEDERAL AFFORDABLE HOUSING CORP
filed 1999-01-26
CIK 911356

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 1997

                        Commission File Number 33-67536-A

                     FEDERAL AFFORDABLE HOUSING CORPORATION
                     --------------------------------------
                 (Name of Small Business issuer in its Charter)


                 Minnesota                             59-3169033
                 ---------                             ----------
         (State of Incorporation)           (IRS Employer Identification No.)


1616 Gulf-to-Bay Boulevard, Clearwater, Florida                    34615
-----------------------------------------------                    -----
  (Address of principal executive offices)                       (Zip Code)


        Registrant's telephone number, including area code: (727) 446-7981

Securities Registered Under Section 12(b) of the Exchange Act: None Securities Registered Under Section 12(g) of the Exchange act: None Securities Subject to Section 15(d) of the Exchange Act:

         Common Stock, no par value
         Investors' Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $14,178

The aggregate market value of the voting stock (assumed to be 74,500 shares) held by nonaffilliates of registrant (computed by reference to recent bid and ask prices of $7.00 and $8.00, respectively) was approximately $558,750

As of December 5, 1997, there were 164,500 shares of Common Stock outstanding and 74,500 Investors' Stock Purchase Warrants outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          1. Registrant's Final Prospectus, dated March 10, 1995, (filed under Rule 424(b) of the 1933 Act), incorporated by reference into Part I of this Annual Report.

          2.  Registrant's   Registration  Statement  on  Form  SB-2  (File  No.
          33-67536-A), effective March 10, 1995.

Transitional Small Business Disclosure Form: Yes [X] No [  ]


INFORMATION REQUIRED IN ANNUAL REPORT OF TRANSITIONAL SMALL BUSINESS ISSUERS.


                                     PART I.


               [Alternative 2 - Items 6-11 Of Model B of Form 1-A]

ITEM 6.           DESCRIPTION OF BUSINESS

                  FEDERAL   AFFORDABLE   HOUSING    CORPORATION    (called   the
"Registrant"  in  this  document)  is  engaged  in  one  industry  segment,  the development and marketing of affordable housing in the Tampa Bay, Florida market. The Registrant's executive offices are located at 1616 Gulf-to-Bay Boulevard, Clearwater, Florida 34615, and its telephone number is: (813) 446-7981.

                  The balance of the discussion of this item is contained under the captions "Business" and "Plan of Operations" on pages 17 through 29, inclusive, of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference.

ITEM 7.           DESCRIPTION OF PROPERTY

                  This Item is contained under the captions "Business - Proposed Developments" and 'Option to Purchase Additional Lots' on pages 18 through 23, inclusive, and pages 25 through 26, respectively, of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference.

ITEM 8.        DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Reference is made to the material under the captions "Promoters" and "Management" contained on pages 31 through 33, inclusive, of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated herein by reference.

ITEM 9.      REMUNERATION OF DIRECTORS AND OFFICERS

                  (a) Remuneration for Fiscal Year 1997

                  The following table shows, for the fiscal year ended May 31, 1997, annual remuneration of each of the Registrant's two officers and directors:

Name                          Capacity                   Aggregate Remuneration
----                          --------                   ----------------------
Richard E. Metz               President, CEO                           $  0
Wayne A. Weyrauch             Vice President, CFO                         0
                                                              Total    $  0

                    (b)   Future Remuneration Pursuant to a Plan

                  See "Business - Compensation to Affiliates" in the Registrant's Prospectus, dated March 10, 1995, which is incorporated by reference, for a discussion of compensation payments to be made to the Company's management in the future. See also, 'Business Option to Purchase Additional Lots" for a discussion of certain transactions which might be construed as benefitting the Registrant's management.

ITEM 10.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

                  This material is contained under the caption "Principal Shareholders" on pages 36 and 37 of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference. The information provided in such location remained accurate as of May 31, 1997, the Registrant's fiscal year end.

ITEM 11.          INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

                  This  material  is  contained   under  the  caption   "Certain
Transactions" at page 30 of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference.


                                    PART II.

ITEM 1. MARKET PRICE OF, AND DIVIDENDS ON, THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

                  (a)   Market Information

                  (b)   Holders

                  There were eleven registered holders of the Registrant's common equity as of December 8, 1997.

                  (c)   Dividends

                  The Registrant has never paid dividends on its common equity and does not expect to do so for the foreseeable future.

ITEM 2.  LEGAL PROCEEDINGS

                  The   Registrant  is  not  currently  a  party  to  any  legal
proceedings.

ITEM 3.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS

                  Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  Not Applicable.

ITEM 6.  REPORTS OF FORM 8-K

                  Not Applicable.

                                    PART F/S


          The following financial statements of the Registrant appear at the end of this report:

                    Balance  Sheets  - May  31,  1997  and  1996.
                    Statement of Operations and Retained Earnings - Year Ended May 31, 1997 and 1996.
                    Statement of Stockholders' Equity - Year Ended May 31, 1997 and 1996.
                    Statement of Cash Flows - Year Ended May 31, 1997 and 1996. Notes to Financial Statements.


                                    PART III


ITEM 1.           INDEX TO EXHIBITS

                  All of the items below are incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 33-67536-A, effective March 10, 1995.

NUMBER                   DESCRIPTION

2.1      Articles of Incorporation of the Registrant (Exhibit 3.A. to Form SB-2)

2.2      Bylaws of the Registrant (Exhibit 3.B. to Form SB-2)

3.1      Form of Common Stock Certificate (Exhibit 4.A. to Form SB-2)

3.2      Form of Investors' Stock Purchase Warrant Certificate
         (Exhibit 4.B. to Form SB-2)

6.1 Option Agreement Between Registrant, RemProp, Inc. and Key Management, Inc. (Exhibit 10.A. to Form SB-2)

6.2      First Amendment to Option Agreement (Exhibit 10.B. to Form SB-2)

6.3      Second Amendment to Option Agreement (Exhibit 10.C. to Form SB-2)

6.4      Lease Agreement between Registrant and RemProp, Inc.
         (Exhibit 10.D. to Form SB-2)

12.1     Registrant's Registration Statement on Form SB-2, as amended

12.2 Registrant's Final Prospectus, dated March 10, 1995, filed under Rule 424(b) of the 1933 Act.


ITEM 2.           DESCRIPTION OF EXHIBITS

                  The Index to Exhibits was prepared with reference to items 2, 3, 5, 6 and 7 of Item 2 of Part III of Form 1-A (as required by Item 2 of Part III of this Form 10-KSB.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

                  As of the date hereof, the Registrant has not prepared nor sent to any of its security holders any of the following:

     1. Any annual report to security holders covering the Registrant's last fiscal year; and

     2. Any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

                  If the Registrant decides to prepare and furnish any such report or proxy material to security holders subsequent to the filing of the annual report on this Form, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FEDERAL AFFORDABLE HOUSING CORPORATION


December 8, 1997
                                    BY:    /s/ Richard F. Metz
                                    --------------------------------------
                                    Richard E. Metz, President, CEO

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Name                    Title/Capacity                       Date

/s/Richard E. Metz       President, Chief Executive Officer    December 8, 1997
----------------------   ----------------------------------
Richard E. Metz          Director (Principal Executive Officer)

/s/Wayne A. Weyrauch.    Vice-President of Finance,            December 8, 1997
----------------------   ----------------------------------
Wayne A. Weyrauch        Chief Financial Officer, Secretary
                         (Principal Financial Officer,
                          Principal Accounting Officer)

                     FEDERAL AFFORDABLE HOUSING CORPORATION



                                TABLE OF CONTENTS



                                                                    PAGE
                                                                   ------

ACCOUNTANT'S REPORT PAGE                                              8

BALANCE SHEETS                                                        9

STATEMENTS OF OPERATIONS                                             10

STATEMENTS OF STOCKHOLDERS' EQUITY                                   11

STATEMENTS OF CASH FLOWS                                             12

NOTES TO FINANCIAL STATEMENTS                                     13 & 14

                          J. MICHAEL DAILY & ASSOCIATES
                          Certified Public Accountants
                            1822 Drew Street, Suite 1
                            Clearwater, Florida 34625
                                  727-447-6860
                                Fax 727-441-1840

                                                                         Members
                                                              American Institute
                                                             of Certified Public
                                                                     Accountants

                                                               Florida Institute
                                                             of Certified Public
                                                                     Accountants
                                 August 22, 1997


Board of Directors
Federal Affordable Housing Corporation
1616 Gulf-to-Bay Blvd.
Clearwater, Florida 34615

Gentlemen:

We have audited the accompanying balance sheets of Federal Affordable Housing Corporation as of May 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Affordable Housing Corporation as of as of May 31, 1997 and 1996 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


/s/ J. Michael Daily
--------------------------------
J. Michael Daily, CPA

Clearwater, Florida
August 22, 1998

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                                 Balance Sheets


                                     Assets


                                                                                       May 31,             May 31,
                                                                                        1997                1996
                                                                                  ------------------  ------------------


Current assets
   Operating cash in bank                                                        $            3,845  $            1,219
   Certificate of deposit, Suntrust                                                         300,000             300,000
   Due from Suncoast Food Services, Inc.                                                     67,271              35,849
   Construction in process:
     Land costs/site development                                                            237,964             224,669
     Houses                                                                                 146,604               2,635
                                                                                  ------------------  ------------------

         Total current assets                                                               755,684             564,372
                                                                                  ------------------  ------------------

Other assets
   Incorporation fees, legal expenses and registration
   statement costs - unamortized                                                             51,390              68,520
   Utility deposits                                                                             424                 455
                                                                                  ------------------  ------------------
                                                                                             51,814              68,975
                                                                                  ------------------  ------------------


         Total assets                                                                       807,498             633,347
                                                                                  ==================  ==================


                                         Liabilities and Stockholders' Equity

Current liabilities
   Due to RemProp, Inc.                                                                      19,509                   -
   Commercial loan payable, SunTrust                                                        281,074             186,074
   Construction Loans, SunTrust houses                                                       95,400                   -
   Note payable, R. Metz, demand, bearing interest at 7%                                      8,931               8,931
                                                                                  ------------------  ------------------

         Total current liabilities                                                          404,914             195,005
                                                                                  ------------------  ------------------


Stockholders' equity
   Common stock, no par value
     Authorized 5,000,000 shares,
     164,500 issued and outstanding                                                         486,887             486,887
   Accumulated deficit                                                                      (84,303)            (48,545)
                                                                                  ------------------  ------------------

         Total stockholders' equity                                                         402,584             438,342
                                                                                  ------------------  ------------------


         Total liabilities and stockholders' equity                              $          807,498  $          633,347
                                                                                  ==================  ==================




See notes to financial statements.

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Operations



                                                                                For the Years Ended
                                                                         -----------------------------------
                                                                            May 31,              May 31,
                                                                              1997                 1996
                                                                         ---------------       -------------

Income
     Interest Earned                                                   $         14,178      $       15,746

Selling, general and administrative
     expenses                                                                    49,936              64,060
                                                                         ---------------       -------------

                  Net loss                                             $        (35,758)     $      (48,314)
                                                                         ===============       =============


Basic loss per common share                                            $          (0.22)     $        (0.29)
                                                                         ===============       =============

Weighted average number of
     common shares outstanding                                                  164,500             164,500
                                                                         ===============       =============


See notes to financial statements.

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                  Statements of Changes in Stockholders' Equity





                                                                            Common Stock
                                                                    ---------------------------
                                                                       Number of                     Accumulated
                                                                        Shares         Amount          Deficit            Total
                                                                    -------------   -----------   ---------------   ---------------
Balance May 31, 1995                                                    90,000        $ 58,512      $    (231)          $ 58,281

On June 6, 1995,  the Company  received net  proceeds of $359,336 from a public offering of 74,500  units.  Each unit  consists of one share of common stock and one warrant to purchase common stock.
Each unit was sold for $5.75.                                           74,500         428,375                           428,375

Net loss for year ended May 31, 1996                                         -               -        (48,314)           (48,314)
                                                                   --------------   -----------   ---------------   ---------------
Balance May 31, 1996                                                   164,500        $486,887      $ (48,545)          $ 438,342

Net loss for year ended May 31, 1997                                         -               -        (35,758)            (35,758)
                                                                   --------------   -----------   ---------------   ---------------

Balance May 31, 1997                                                   164,500        $486,887      $ (84,303)          $ 402,584
                                                                   ==============   ===========   ===============   ===============




See notes to consolidated financial statements.

                                    FEDERAL AFFORDABLE HOUSING CORPORATION

                                           Statements of Cash Flows



                                                                                     For the Years Ended
                                                                              ----------------------------------
                                                                                 May 31,            May 31,
                                                                                   1997               1996
                                                                              ---------------    ---------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                               $      (35,758)     $     (48,314)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of fees and costs                                               17,130             17,130
       Changes in assets and liabilities
         Net decrease in intercompany loans,
         Construction in process, fees
         and costs, and deposits                                                    (169,146)          (282,253)
                                                                              ---------------    ---------------
               Net cash used in operating activities                                (187,774)          (313,437)
                                                                              ---------------    ---------------

Cash flows from investing activities
   Addition to certificate of deposit                                                      -           (300,000)
                                                                              ---------------    ---------------
               Net cash used in investing activities                                       -           (300,000)
                                                                              ---------------    ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                                  -            428,375
   Proceeds from issuance of notes payable                                           190,400            186,074
                                                                              ---------------    ---------------
               Net cash provided by financing activities                             190,400            614,449
                                                                              ---------------    ---------------
               Net increase (decrease) in cash                                         2,626              1,012

Cash beginning                                                                         1,219                207
                                                                              ---------------    ---------------

Cash ending                                                                   $        3,845      $       1,219
                                                                              ===============    ===============






See notes to financial statements.

                     FEDERAL AFFORDABLE HOUSING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



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

                CONSTRUCTION IN PROCESS

                Costs of construction for land and houses are accumulated as the costs are expended. These are short-term contracts, and income will be recorded on the completed contract method of accounting.

                AMORTIZATION OF INCORPORATION AND LEGAL FEES

                Cost of incorporation and start-up legal fees will be amortized over 5 years on a straight-line basis. Amortization Expense for the year ended May 31, 1997 is $17,130.


Note B - DUE FROM SUNCOAST FOOD SERVICES, INC.

               Federal Affordable Housing Corporation has made short-term loans to Suncoast Food Services, Inc., secured by a promissory note dated March 15, 1996. This note has a maturity date of March 31, 1998. The principal amount of the note may rise to $75,000, with interest due at maturity at the higher of 2% of gross sales or
               20% per annum. The note is personally guaranteed by the Stockholders' of Suncoast Food Services, Inc. Suncoast Food Services, Inc. is owned 50% by Richard E. Metz, and 50% by Wayne
               A. Weyrauch. (See Note F).

Note C - CERTIFICATE OF DEPOSIT AND COMMERCIAL LOAN - SUNTRUST BANK

               The Company purchased a certificate of deposit in the amount of $ 300,000 on June 27, 1996. It has a term of 12 months, and bears interest at a rate of 4.690 %. This certificate of deposit has been pledged as collateral for a revolving line of credit, with a maximum draw down of $ 300,000. This credit line is due on July 3, 1997. Interest is paid monthly at a rate of 6.625 %. No principal payments are due during the term of this loan. The current note balance as of May 31, 1997 is $ 281,074.

                     FEDERAL AFFORDABLE HOUSING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

Note E - CONSTRUCTION LOANS

                The Company has secured two construction loans on lots #21 and #22. Each loan has a maximum draw down of $63,000. As of May 31, 1997, draws on the loan for lot #21 were $63,600, and for lot #22 were $31,800. Each loan bears interest only paid on a monthly basis.

Note F - RELATED PARTY TRANSACTIONS

               RemProp, Inc. is a related party to the company. After the purchase of the 5 lots, (Note B) on April 27, 1993 the only shareholder of the company was RemProp, Inc., whose sole shareholder is Richard E. Metz, President, Secretary and C.E.O. of Federal Affordable Housing Corp. On or about September 1, 1993 RemProp , Inc. transferred 45,000 shares to Key Management, Inc., whose sole shareholder is Wayne A. Weyrauch, Vice President, Treasurer, and C.F.O. of Federal Affordable Housing Corp. Subsequent to this transfer the other 7 lots were acquired. As of May 31, 1997, the Company owed $19,509 to REMPROP, INC. on an unsecured loan.

               Richard Metz has loaned $8,931 to the company on a Demand Note, bearing interest at 7%. No other related party transactions have occurred.

Note G - SUBSEQUENT EVENTS

                A letter of intent between Federal Affordable Housing Corporation and La Salle Group Ltd. was issued on April 3, 1997, for the transfer of stock, assets, and cash between the two companies. A closing agreement was signed on April 28, 1997 to close the transaction. Paragraph 13 of the closing agreement is an unwind clause, which states that in the event that certain transactions are not completed timely, then the agreement can be cancelled. On October 3, 1997, Federal Affordable Housing Corporation exercised the unwind clause, and the transaction in the closing agreement were terminated.