Form 10QSB
period 1997-08-31
FEDERAL AFFORDABLE HOUSING CORP
filed 1999-01-27
CIK 911356

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended August 31, 1997

                     FEDERAL AFFORDABLE HOUSING CORPORATION
                     --------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Minnesota                                    59-3169033
          ---------                                    ----------
  (state or other Jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

1616 Gulf-to-Bay Boulevard Clearwater, Florida                  34615
----------------------------------------------                  -----
 (Address of principal executive offices)                     (Zip Code)


         Registrant's telephone number, including area code: (727) 446-7981

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of August 31, 1997, there were 164,500 shares of Common Stock outstanding and 7,450 Investor's Stock Purchase Warrants outstanding.

Transitional Small Business Disclosure Format: Yes [X]  No [  ]

INFORMATION REQUIRED IN QUARTERLY REPORT OF TRANSITIONAL SMALL BUSINESS ISSUERS.

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information required by Item 310(b) of Regulation S-B is attached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

[The Registrant is a transitional small business issuer which relied upon Alternative 2 under "Information Required in Annual Report of Transitional Small Business Issuers" in its most recent 10-KSB, and accordingly, chooses here to update the response to Item 6(a) (3) (i) to Model B of Form 1-A. ]

The Company completed its public offering on June 6, 1995 and received net proceeds of $359,336.

The Company's plan of operation for the 12 month period ended May 31, 1998 calls for continued development of infrastructure scaled according to the net proceeds of its offering and aggressive marketing. Management believes that the balance remaining of its net proceeds of $359,336 from its offering is sufficient to carry out its plan of operation for the twelve months through May 31, 1998, without revenues from operations.

The Company anticipates that its major expense during the twelve month period ending May 31, 1998 will be infrastructure development. Upon completion of infrastructure development, the company anticipates that its only expenses will be executive compensation, real estate taxes, general corporate purposes (including marketing and sales) and perhaps model home construction. In addition, the Company plans to limit additional property acquisitions and infrastructure development until purchase agreements have been executed for approximately half of the developed lots. The Company believes that its plan of scaled infrastructure development and limitation on acquisition and development will enable it to operate with the net proceeds of its public offering, without revenues from operations, for the twelve month period ending May 31, 1998.

The Company anticipates that it will hire additional commissioned sales persons prior to June, 1998. However, such sales persons will be paid only on a straight commission basis and will be entitled to payment only upon revenue generation. Accordingly, the Company does not expect that hiring such commissioned sales persons will have a significant impact on the Company's ability to operate without revenues from operations.

The company does not intend to conduct any product research or development or to purchase or sell any plant or equipment prior to June, 1998.

Information concerning the comparable interim period for the preceding year is not included.


                                    PART II.

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits. See the Indexes to Exhibits, below.

        (b)    Reports on Form 8-K.  Not Applicable.

INDEX TO EXHIBITS.

All of the items below are incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 33-67536-A, effective March 10, 1995, except for Item 27.1, which is included with this filing.

Number                         Description

4.1                     Form of Common Stock Certificate
                          (Exhibit 4.A of Form SB-2)

4.2                     Form of Investor's Stock Purchase Warrant Certificate
                          (Exhibit 4.B of Form SB-2)

10.1                    Option Agreement between Registrant, RemProp, Inc. and
                        Key Management, Inc.
                          (Exhibit 10.A. of Form SB-2)

10.2                    First Amendment to Option Agreement
                          (Exhibit 10.B. to Form SB-2)

10.3                    Second Amendment to Option Agreement
                          (Exhibit 10.C. to Form SB-2)

10.4                    Lease Agreement between Registrant and RemProp, Inc.
                          (Exhibit 10.D. to Form SB-2)

27.1                    Financial Data Schedule*

99.1 Registrant's Registration Statement on Form SB-2, as amended.

99.2 Registrant's Final Prospectus, dated March 10, 1995, filed under Rule 424(b) of the 1933 Act.

* Included with this report. All other items are incorporated by reference to the Registrant's Form SB-2, File No. 33-67536-A, effective March 10, 1995.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FEDERAL AFFORDABLE HOUSING CORPORATION


Date: December 15, 1997

                                          By:     /s/ Richard E. Metz
                                          ------------------------------------
                                          Richard E. Metz, President, CEO



                                          By:     /s/ Wayne A. Weyrauch
                                          ------------------------------------
                                          Wayne A. Weyrauch
                                          Vice President of Finance, CFO
                                          (Principal Financial officer,
                                           Principal Accounting officer)

                     FEDERAL AFFORDABLE HOUSING CORPORATION



                                TABLE OF CONTENTS


                                                                          PAGE

                                                                         -------

ACCOUNTANT'S REPORT PAGE                                                    5

BALANCE SHEETS                                                              6

STATEMENTS OF OPERATIONS                                                    7

STATEMENTS OF CASH FLOWS                                                    8

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

                                January 16, 1998



Board of Directors
Federal Affordable Housing Corporation
1616 Gulf-to-Bay Blvd.
Clearwater, Florida 34615

Gentlemen:

We have compiled the accompanying balance sheet of FEDERAL AFFORDABLE HOUSING as of August 31, 1997, and the related statement of revenues and expenses for the three months then ended, and the comparative statement of income for the three months ended August 31, 1997 and 1996, and the statement of cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

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



/s/ J. Michael Daily
-------------------------------
J. Michael Daily, CPA

Clearwater, Florida
January 16,1998

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                                 Balance Sheets


                                     Assets

                                                                                     August 31,            May 31,
                                                                                        1997                1997
                                                                                  ------------------  ------------------


Current assets
   Operating cash in bank                                                         $           1,449   $           3,845
   Certificate of deposit, Suntrust                                                         300,000             300,000
   Due from Suncoast Food Services, Inc.                                                     67,271              67,271
   Construction in process:
     Land costs/site development                                                            237,964             237,964
     Houses                                                                                 146,604             146,604
                                                                                  ------------------  ------------------

         Total current assets                                                               753,288             755,684
                                                                                  ------------------  ------------------

Other assets
   Incorporation fees, legal expenses and registration
   statement costs - unamortized                                                             51,390              51,390
   Utility deposits                                                                             424                 424
                                                                                  ------------------  ------------------
                                                                                             51,814              51,814
                                                                                  ------------------  ------------------


         Total assets                                                                       805,102             807,498
                                                                                  ==================  ==================


                      Liabilities and Stockholders' Equity

Current liabilities
   Due to RemProp, Inc.                                                                      19,509              19,509
   Commercial loan payable, SunTrust                                                        281,895             281,074
   Construction Loans, SunTrust houses                                                       95,400              95,400
   Note payable, R. Metz, demand, bearing interest at 7%                                      8,931               8,931
                                                                                  ------------------  ------------------

         Total current liabilities                                                          405,735             404,914
                                                                                  ------------------  ------------------


Stockholders' equity
   Common stock, no par value
     Authorized 5,000,000 shares,
     164,500 issued and outstanding                                                         486,887             486,887
   Accumulated deficit                                                                      (87,521)            (84,303)
                                                                                  ------------------  ------------------

         Total stockholders' equity                                                         399,367             402,584
                                                                                  ------------------  ------------------


         Total liabilities and stockholders' equity                               $         805,102   $         807,498
                                                                                  ==================  ==================


                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Operations



                                                                             For the Three Months Ended
                                                                                     August 31,
                                                                         -----------------------------------
                                                                              1997                 1996
                                                                         ---------------       -------------

Income
     Interest Earned                                                   $              -      $            -

Selling, general and administrative
     expenses                                                                     3,218               8,825
                                                                         ---------------       -------------

                  Net loss                                             $         (3,218)     $       (8,825)
                                                                         ===============       =============


Basic loss per common share                                            $          (0.02)     $        (0.05)
                                                                         ===============       =============

Weighted average number of
     common shares outstanding                                                  164,500             164,500
                                                                         ===============       =============

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Cash Flows

                                                                                 For the Three Months Ended
                                                                                          August 31,
                                                                              ----------------------------------
                                                                                   1997               1996
                                                                              ---------------    ---------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                               $       (3,218)    $       (8,825)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of fees and costs
       Changes in assets and liabilities
         Net decrease in intercompany loans,
         Construction in process, fees
         and costs, and deposits                                                                        (41,086)
                                                                              ---------------    ---------------
                                                                                      (3,218)           (49,911)
                                                                              ---------------    ---------------

Cash flows from investing activities
   Addition to certificate of deposit                                                      -                  -
                                                                              ---------------    ---------------
               Net cash used in investing activities                                       -                  -
                                                                              ---------------    ---------------
Cash flows from financing activities
   Proceeds from issuance of common stock                                                  -                  -
   Proceeds from issuance of notes payable                                               821             50,000
                                                                              ---------------    ---------------
               Net cash provided by financing activities                                 821             50,000
                                                                              ---------------    ---------------

               Net increase (decrease) in cash                                        (2,396)                89

Cash beginning                                                                         3,845              1,219
                                                                              ---------------    ---------------
Cash ending                                                                   $        1,449     $        1,308
                                                                              ===============    ===============
