Form 10QSB
period 1997-11-30
FEDERAL AFFORDABLE HOUSING CORP
filed 1999-01-27
CIK 911356

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended November 30, 1997

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of November 30, 1997, there were 164,500 shares of Common Stock outstanding and 7,450 Investor's Stock Purchase Warrants outstanding.

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

Number                         Description
------                         -----------

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


Date: January 26, 1998

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



                                                                         Members
                                                              American Institute
                                                             of Certified Public
                                                                     Accountants

                                                               Florida Institute
                                                             of Certified Public
                                                                     Accountants

                                January 16, 1998



Board of Directors
Federal Affordable Housing Corporation
1616 Gulf-to-Bay Blvd.
Clearwater, Florida 34615

Gentlemen:

We have compiled the accompanying balance sheet of FEDERAL AFFORDABLE HOUSING as of November 30, 1997, and the related statement of revenues and expenses for the three months and six months then ended, and the comparative statement of income for the three months and six months ended November 30, 1997 and 1996, and the statement of cash flows for the three months and six months then ended in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

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



/s/ J. Michael Daily
-------------------------------
J. Michael Daily, CPA

Clearwater, Florida
January 16,1998

                                       FEDERAL AFFORDABLE HOUSING CORPORATION

                                                    Balance Sheets


                                                        Assets

                                                                                    November 30,           May 31,
                                                                                        1997                1997
                                                                                  ------------------  ------------------


Current assets
   Operating cash in bank                                                         $           1,229   $           3,845
   Certificate of deposit, Suntrust                                                         300,000             300,000
   Due from Suncoast Food Services, Inc.                                                     67,271              67,271
   Construction in process:
     Land costs/site development                                                            214,853             237,964
     Houses                                                                                 120,262             146,604
                                                                                  ------------------  ------------------

         Total current assets                                                               703,615             755,684
                                                                                  ------------------  ------------------

Other assets
   Incorporation fees, legal expenses and registration
   statement costs - unamortized                                                             51,390              51,390
   Utility deposits                                                                             424                 424
   Mortgage receivable - Anderson                                                            19,975                   0
                                                                                  ------------------  ------------------
                                                                                             71,789              51,814
                                                                                  ------------------  ------------------


         Total assets                                                                       775,404             807,498
                                                                                  ==================  ==================


                                         Liabilities and Stockholders' Equity

Current liabilities
   Due to RemProp, Inc.                                                                       8,481              19,509
   Commercial loan payable, SunTrust                                                        284,895             281,074
   Construction Loans, SunTrust houses                                                       63,600              95,400
   Note payable, R. Metz, demand, bearing interest at 7%                                      8,931               8,931
                                                                                  ------------------  ------------------

         Total current liabilities                                                          365,907             404,914
                                                                                  ------------------  ------------------


Stockholders' equity
   Common stock, no par value
     Authorized 5,000,000 shares,
     164,500 issued and outstanding                                                         486,887             486,887
   Accumulated deficit                                                                      (77,391)            (84,303)
                                                                                  ------------------  ------------------

         Total stockholders' equity                                                         409,496             402,584
                                                                                  ------------------  ------------------


         Total liabilities and stockholders' equity                               $         775,404   $         807,498
                                                                                  ==================  ==================


                                        FEDERAL AFFORDABLE HOUSING CORPORATION

                                               Statements of Operations



                                                      For the Three Months Ended          For the Six Months Ended
                                                            November 30,                         November 30,
                                                    -------------------------------    --------------------------------
                                                        1997              1996             1997               1996
                                                    -------------     -------------    -------------      -------------

Revenue
     Sales - homes                                  $     79,900      $          -     $     79,900       $          -

Less cost of sales
     Cost of sales - homes                                65,215                 -           65,215                  -
                                                    -------------     -------------    -------------      -------------

     Gross profit                                         14,685                 -           14,685                  -

Selling, general and administrative
     expenses                                              4,555             8,463            7,773             17,288
                                                    -------------     -------------    -------------      -------------

                  Net income (loss)                $      10,130     $      (8,463)   $       6,912     $      (17,288)
                                                    =============     =============    =============      =============


Basic income (loss) per common share               $        0.06     $       (0.05)   $        0.04     $        (0.11)
                                                    =============     =============    =============      =============

Weighted average number of
     common shares outstanding                           164,500           164,500          164,500            164,500
                                                    =============     =============    =============      =============

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Cash Flows


                                                                   For the Three Months Ended           For the Six Months Ended
                                                                          November 30,                         November 30,
                                                                 -------------------------------      ------------------------------
                                                                     1997             1996                1997             1996
                                                                 --------------   --------------      -------------    -------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net income (loss)                                         $      10,130    $      (8,463)      $      6,912     $    (17,288)
       Adjustments to reconcile net loss to net
        cash used in operating activities
        Amortization of fees and costs                                       -            4,283                  -            8,565
       Changes in assets and liabilities
        Net decrease in intercompany loans,
        Construction in process, fees
        and costs, and deposits                                         38,425          (27,847)            38,425          (73,215)
                                                                 --------------   --------------      -------------    -------------
              Net cash used in operating activities                     48,555          (32,028)            45,338          (81,938)
                                                                 --------------   --------------      -------------    -------------

Cash flows from investing activities
   Addition to certificate of deposit                                        -                -                  -                -
   Increase in notes receivable                                        (19,975)               -            (19,975)
                                                                 --------------   --------------      -------------    -------------
              Net cash used in investing activities                    (19,975)               -            (19,975)               -
                                                                 --------------   --------------      -------------    -------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                    -                -                  -                -
   Proceeds from issuance of notes payable                               3,000           30,000              3,821           80,000
   Principal payments on notes payable                                 (31,800)               -            (31,800)
                                                                 --------------   --------------      -------------    -------------
              Net cash provided by financing activities                (28,800)          30,000            (27,979)          80,000
                                                                 --------------   --------------      -------------    -------------

              Net increase (decrease) in cash                             (220)          (2,028)            (2,616)          (1,938)

Cash beginning                                                           1,449            1,308              3,845            1,219
                                                                 --------------   --------------      -------------    -------------

Cash ending                                                      $       1,229    $        (719)      $      1,229     $       (719)
                                                                 ==============   ==============      =============    =============
