Form 10QSB
period 1998-02-28
FEDERAL AFFORDABLE HOUSING CORP
filed 1999-01-27
CIK 911356

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended February 28, 1998

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of February 28, 1998, there were 493,500 shares of Common Stock outstanding and 7,450 Investor's Stock Purchase Warrants outstanding.

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


                                    PART II.

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

         On  December  23,  1997,   the   shareholders   voted  in  favor  of  a
three-for-one forward stock split and to increase the authorized stock of the Company to twenty million (20,000,000) shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         A special meeting of shareholders was held on December 23, 1997 to consider a number of initiatives. The shareholders voted in favor of a three-for-one forward stock split; to increase the authorized stock of the Company to twenty million (20,000,000) shares; and to permit the officers and directors to explore a possible merger.

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

                     FEDERAL AFFORDABLE HOUSING CORPORATION


Date: April 28, 1998

                                         By:     /s/ Richard E. Metz
                                         ----------------------------------
                                         Richard E. Metz, President, CEO



                                         By:     /s/ Wayne A. Weyrauch
                                         ----------------------------------
                                         Wayne A. Weyrauch
                                         Vice President of Finance, CFO
                                         (Principal Financial officer,
                                          Principal Accounting officer)

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

                          J. MICHAEL DAILY & ASSOCIATES
                          Certified Public Accountants
                            1822 Drew Street, Suite 1
                            Clearwater, Florida 34625
                                  727-447-6860
                                Fax 727-441-1840



                                                                         Members
                                                              American Institute
                                                             of Certified Public
                                                                     Accountants

                                                               Florida Institute
                                                             of Certified Public
                                                                     Accountants
                                 April 28, 1998



Board of Directors
Federal Affordable Housing Corporation
1616 Gulf-to-Bay Blvd.
Clearwater, Florida 34615

Gentlemen:

We have compiled the accompanying balance sheet of FEDERAL AFFORDABLE HOUSING as of February 28, 1998, and the related statement of revenues and expenses for the three months and nine months then ended, and the comparative statement of income for the three months and nine months ended February 28, 1998 and 1997, and the statement of cash flows for the three months and nine months then ended in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

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



/s/ J. Michael Daily
-------------------------------
J. Michael Daily, CPA

Clearwater, Florida
April 28,1998

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                                 Balance Sheets


                                     Assets

                                                                                    February 28,           May 31,
                                                                                        1998                1997
                                                                                  ------------------  ------------------

Current assets
   Operating cash in bank                                                         $           1,677   $           3,845
   Certificate of deposit, Suntrust                                                               -             300,000
   Due from Suncoast Food Services, Inc.                                                     67,271              67,271
   Construction in process:
     Land costs/site development                                                            214,853             237,964
     Houses                                                                                 126,214             146,604
                                                                                  ------------------  ------------------

         Total current assets                                                               410,015             755,684
                                                                                  ------------------  ------------------

Other assets
   Incorporation fees, legal expenses and registration
   statement costs - unamortized                                                             51,390              51,390
   Utility deposits                                                                             424                 424
   Mortgage receivable - Anderson                                                            19,975                   -
                                                                                  ------------------  ------------------
                                                                                             71,789              51,814
                                                                                  ------------------  ------------------


         Total assets                                                                       481,804             807,498
                                                                                  ==================  ==================


                      Liabilities and Stockholders' Equity

Current liabilities
   Due to RemProp, Inc.                                                                       6,081              19,509
   Commercial loan payable, SunTrust                                                              -             281,074
   Construction Loans, SunTrust houses                                                       63,700              95,400
   Note payable, R. Metz, demand, bearing interest at 7%                                      8,931               8,931
                                                                                  ------------------  ------------------

         Total current liabilities                                                           78,712             404,914
                                                                                  ------------------  ------------------


Stockholders' equity
   Common stock, no par value
     Authorized 20,000,000 shares,
     493,500 issued and outstanding                                                         486,887             486,887
   Accumulated deficit                                                                      (83,795)            (84,303)
                                                                                  ------------------  ------------------

         Total stockholders' equity                                                         403,092             402,584
                                                                                  ------------------  ------------------


         Total liabilities and stockholders' equity                               $         481,804   $         807,498
                                                                                  ==================  ==================

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Operations


                                                                              For the Nine Months Ended
                                                                                     February 28,
                                                                         -------------------------------------
                                                                              1998                  1997
                                                                         ---------------       ---------------

Income
     Interest Earned                                                     $       79,900        $            -

Less cost of sales
     Cost of sales - homes                                                       65,295                     -
                                                                         ---------------       ---------------

     Gross profit                                                                14,605                     -

Selling, general and administrative
     expenses                                                                    14,097                25,617
                                                                         ---------------       ---------------

                  Net income (loss)                                      $          508        $      (25,617)
                                                                         ===============       ===============


Basic income (loss) per common share                                     $        0.001        $        (0.05)
                                                                         ===============       ===============

Weighted average number of
     common shares outstanding                                                  493,500               493,500
                                                                         ===============       ===============


                                    FEDERAL AFFORDABLE HOUSING CORPORATION

                                           Statements of Cash Flows



                                                                                  For the Nine Months Ended
                                                                                      February 28, 1998
                                                                              ----------------------------------
                                                                                   1998               1997
                                                                              ---------------    ---------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                               $           508    $      (25,617)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of fees and costs                                                    -             12,848
       Changes in assets and liabilities
         Net decrease in intercompany loans,
         Construction in process, fees
         and costs, and deposits                                                      43,501           (154,208)
                                                                              ---------------    ---------------
               Net cash used in operating activities                                  44,009           (166,977)
                                                                              ---------------    ---------------

Cash flows from investing activities
   Addition to certificate of deposit                                                      -                  -
   Reduction to certificate of deposit                                               300,000
   Increase in notes receivable                                                      (19,975)
                                                                              ---------------    ---------------
               Net cash used in investing activities                                 280,025                  -
                                                                              ---------------    ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                                  -                  -
   Proceeds from issuance of notes payable                                                 -            173,326
   Principal payments on notes payable                                              (326,202)                 -
                                                                              ---------------    ---------------
               Net cash provided by financing activities                            (326,202)           173,326
                                                                              ---------------    ---------------

               Net increase (decrease) in cash                                        (2,168)             6,348

Cash beginning                                                                         3,845              1,219
                                                                              ---------------    ---------------

Cash ending                                                                   $        1,677     $        7,567
                                                                              ===============    ===============