Form 10KSB
period 1998-05-31
FEDERAL AFFORDABLE HOUSING CORP
filed 1999-01-29
CIK 911356

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $481,400

The aggregate market value of the voting stock (assumed to be 223,500 shares) held by nonaffilliates of registrant (computed by reference to recent bid and ask prices of $2.00 and $3.00, respectively) was approximately $558,750

As of January 27, 1999, there were 493,500 shares of Common Stock outstanding and 74,500 Investors' Stock Purchase Warrants outstanding.

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

Transitional Small Business Disclosure Form: Yes [X] No [  ]





INFORMATION REQUIRED IN ANNUAL REPORT OF TRANSITIONAL SMALL BUSINESS ISSUERS.


                                     PART I.



               [Alternative 2 - Items 6-11 Of Model B of Form 1-A]

ITEM 6.           DESCRIPTION OF BUSINESS

                  FEDERAL   AFFORDABLE   HOUSING    CORPORATION    (called   the
ARegistrant"  in  this  document)  is  engaged  in  one  industry  segment,  the development and marketing of affordable housing in the Tampa Bay, Florida market. The Registrant's executive offices are located at 1616 Gulf-to-Bay Boulevard, Clearwater, Florida 34615, and its telephone number is: (727) 446-7981.

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

ITEM 9.           REMUNERATION OF DIRECTORS AND OFFICERS

                  (a) Remuneration for Fiscal Year 1998

                  The following table shows, for the fiscal year ended May 31, 1998, annual remuneration of each of the Registrant's two officers and directors:

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

                    (b)   Future Remuneration Pursuant to a Plan

                  See "Business - Compensation to Affiliates" in the Registrant's Prospectus, dated March 10, 1995, which is incorporated by reference, for a discussion of compensation payments to be made to the Company's management in the future. See also, "Business Option to Purchase Additional Lots" for a discussion of certain transactions which might be construed as benefitting the Registrant's management.

ITEM 10.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

                  This material is contained under the caption "Principal Shareholders" on pages 36 and 37 of the Registrant's Final Prospectus, dated March 10, 1995, which is incorporated by reference. The information provided in such location remained accurate as of May 31, 1998, the Registrant's fiscal year end.

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



                                    PART II.



ITEM 1. MARKET PRICE OF, AND DIVIDENDS ON, THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

                  (a)      Market Information

                  (b)      Holders

                         There   were   eleven   registered   holders   of   the
                    Registrant's common equity as of January 27, 1999.

                  (c)      Dividends

                         The Registrant  paid dividends in the fiscal year ended
                    May 31, 1998 of $67,271. These dividends consisted of common stock of Suncoast Foods, Inc. which was issued in payment of a note receivable on the Company's books of $67,271.

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

ITEM 6.           REPORTS OF FORM 8-K

                  Not Applicable.

                                    PART F/S


                  The following financial statements of the Registrant appear at the end of this report:

                           Balance Sheets - May 31, 1998 and 1997.
                           Statement of Operations and Retained Earnings - Year Ended May 31, 1998 and 1997. Statement of Stockholders' Equity - Year Ended May 31, 1998 and 1997. Statement of Cash Flows - Year Ended May 31, 1998 and 1997.
                           Notes to Financial Statements.

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

                     FEDERAL AFFORDABLE HOUSING CORPORATION


January 27, 1999
                                              BY:    /s/ Richard E. Metz
                                              --------------------------------
                                              Richard E. Metz, President, CEO

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Name                             Title/Capacity              Date
         ----                             --------------              ----

/s/ Richard E. Metz      President, Chief Executive Officer     January 27, 1999
---------------------    -----------------------------------
Richard E. Metz          Director (Principal Executive Officer)

/s/ Wayne A. Weyrauch.   Vice-President of Finance,             January 27, 1999
--------------------     -----------------------------------
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

NOTES TO FINANCIAL STATEMENTS                                         13 & 14

                          J. MICHAEL DAILY & ASSOCIATES
                          Certified Public Accountants
                            1822 Drew Street, Suite 1
                            Clearwater, Florida 34625
                                  727-447-6860
                                Fax 727-441-1840

                                                                         Members
                                                              American Institute
                                                             of Certified Public
                                                                     Accountants

                                                               Florida Institute
                                                             of Certified Public
                                                                     Accountants
                                January 27, 1999


Board of Directors
Federal Affordable Housing Corporation
1616 Gulf-to-Bay Blvd.
Clearwater, Florida 34615

Gentlemen:

We have audited the accompanying balance sheets of Federal Affordable Housing Corporation as of May 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ J. Michael Daily
--------------------------------
J. Michael Daily, CPA

Clearwater, Florida
January 27, 1999

                                       FEDERAL AFFORDABLE HOUSING CORPORATION

                                                   Balance Sheets


                                                       Assets

                                                                                     May 31,            May 31,
                                                                                       1998               1997
                                                                                 -----------------  -----------------


Current assets
   Operating cash in bank                                                        $         68,214   $          3,845
   Certificate of deposit, Suntrust                                                             -            300,000
   Due from Suncoast Food Services, Inc.                                                        -             67,271
   Construction in process:
     Land costs/site development                                                            7,273            237,964
     Houses                                                                                     -            146,604
                                                                                 -----------------  -----------------

         Total current assets                                                              75,487            755,684
                                                                                 -----------------  -----------------

Other assets
   Incorporation fees, legal expenses and registration
   statement costs                                                                         34,260             51,390
   Utility deposits                                                                           424                424
   Mortgage receivables                                                                   241,475                  -
                                                                                 -----------------  -----------------
                                                                                          276,159             51,814
                                                                                 -----------------  -----------------


         Total assets                                                                     351,646            807,498
                                                                                 =================  =================


                                        Liabilities and Stockholders' Equity

Current liabilities
   Due to RemProp, Inc.                                                                    24,713             19,509
   Due to Key Management                                                                   18,632                  -
   Commercial loan payable, SunTrust                                                            -            281,074
   Construction Loans, SunTrust houses                                                          -             95,400
   Note payable, R. Metz, demand, bearing interest at 7%                                    7,943              8,931
                                                                                 -----------------  -----------------

         Total current liabilities                                                         51,288            404,914
                                                                                 -----------------  -----------------


Stockholders' equity
   Common stock, no par value
     Authorized 20,000,000 shares,
     493,500 issued and outstanding                                                       486,887            486,887
   Accumulated deficit                                                                   (186,529)           (84,303)
                                                                                 -----------------  -----------------

         Total stockholders' equity                                                       300,358            402,584
                                                                                 -----------------  -----------------


         Total liabilities and stockholders' equity                              $        351,646   $        807,498
                                                                                 =================  =================



See notes to financial statements.

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Operations



                                                                                For the Years Ended
                                                                         -----------------------------------
                                                                            May 31,              May 31,
                                                                              1998                 1997
                                                                         ---------------       -------------

Income
     Sales                                                               $      481,400        $     14,178

Less cost of sales
     Cost of sales                                                              457,275                   -
                                                                         ---------------       -------------

     Gross profit                                                                24,125                   -

Selling, general and administrative
     expenses                                                                    68,123              49,936
                                                                         ---------------       -------------

                  Loss from operations                                          (43,998)            (35,758)

Other income
     Interest income                                                              9,044                   -
                                                                         ---------------       -------------

                  Net Loss                                               $      (34,955)       $    (35,758)
                                                                         ===============       =============

Basic loss per common share                                              $        (0.07)       $      (0.07)
                                                                         ===============       =============

Weighted average number of
     common shares outstanding                                                  493,500             493,500
                                                                         ===============       =============








See notes to financial statements.

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                  Statements of Changes in Stockholders' Equity





                                                                           Common Stock
                                                                    ---------------------------
                                                                      Number of                     Accumulated
                                                                       Shares         Amount          Deficit            Total
                                                                    -------------   -----------   ---------------   ---------------
Balance May 31, 1996                                                     493,500    $  486,887    $      (48,545)   $      438,342

Net loss for year ended May 31, 1997                                           -             -           (35,758)          (35,758)
                                                                    -------------   -----------   ---------------   ---------------
Balance May 31, 1997                                                     493,500    $  486,887    $      (84,303)   $      402,584

Dividends paid                                                                 -             -           (67,271)          (67,271)

Net loss for year ended May 31, 1998                                           -             -           (34,955)          (34,955)
                                                                    =============   ===========   ===============   ===============
Balance May 31, 1998                                                     493,500    $  486,887    $     (186,529)   $      300,358
                                                                    =============   ===========   ===============   ===============




See notes to consolidated financial statements.

                                    FEDERAL AFFORDABLE HOUSING CORPORATION

                                           Statements of Cash Flows


                                                                                     For the Years Ended
                                                                              ----------------------------------
                                                                                 May 31,            May 31,
                                                                                   1998               1997
                                                                              ---------------    ---------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                               $      (34,955)    $      (35,758)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of fees and costs                                               17,130             17,130
       Changes in assets and liabilities
         Net decrease in intercompany loans,
         Construction in process, fees
         and costs, and deposits                                                     468,402           (169,146)
                                                                              ---------------    ---------------
               Net cash used in operating activities                                 450,577           (187,774)
                                                                              ---------------    ---------------

Cash flows from investing activities
   Proceeds from sale of investments                                                 300,000                  -
   Increase in notes receivable                                                     (241,475)                 -
                                                                              ---------------    ---------------
               Net cash used in investing activities                                  58,525                  -
                                                                              ---------------    ---------------

Cash flows from financing activities
   Principal payments on notes payable                                              (376,474)           190,400
   Decreases in stockholder loan                                                        (988)                 -
   Dividends paid                                                                    (67,271)
                                                                              ---------------    ---------------
               Net cash provided by financing activities                            (444,733)           190,400
                                                                              ---------------    ---------------

               Net increase (decrease) in cash                                        64,369              2,626

Cash beginning                                                                         3,845              1,219
                                                                              ---------------    ---------------

Cash ending                                                                   $       68,214    $         3,845
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

                AMORTIZATION OF INCORPORATION AND LEGAL FEES

                Cost of incorporation and start-up legal fees will be amortized over 5 years on a straight-line basis. Amortization Expense was $17,130 for the year ended May 31, 1998 and 1997.


Note B - DUE FROM SUNCOAST FOOD SERVICES, INC.

                Federal Affordable Housing Corporation made short-term loans to Suncoast Food Services, Inc., secured by a promissory note dated March 15, 1996. This note had maturity date of March 31, 1998 and was satisified by Suncoast Food Services by issuing a 15% equity interest in its business. The common stock was issued as a dividend to the Company's shareholders in the fiscal year ended May 31, 1998. (See Note H).


Note C - CERTIFICATE OF DEPOSIT AND COMMERCIAL LOAN - SUNTRUST BANK

                The Company purchased a certificate of deposit in the amount of $300,000 on June 27, 1996. It had a term of 12 months, and bore interest at a rate of 4.690%. This certificate of deposit was pledged as collateral for a revolving line of credit, with a maximum draw down of $300,000. The certificate of deposit matured on June 27, 1997 and the proceeds were used to satisfy the Company's line of credit in July 1997.


Note D - CONSTRUCTION IN PROCESS

                The company has an option to purchase 74 lots located in Zephyrhills, Florida and Dade City, Florida, pursuant to the option agreement as of October 31, 1994. The company has a commitment to remit $12,000 to RemProp, Inc. upon the sale of each lot. The method for determining the valuation of the 58,512 for the 12 lots is based on lot cost of 4,876 per lot to RemProp, Inc., a related company (See Note H). Additional costs of construction for site development and homes have also been incurred.

                     FEDERAL AFFORDABLE HOUSING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



Note E - SALES OF HOMES AND LOTS

                In the fiscal year ended May 31, 1998, the Company sold 32 lots and 3 houses. The Company has a mortgage receivable of $241,475 on its books from this transaction at May 31, 1998.

Note F - CONSTRUCTION LOANS

                The Company had secured two construction loans on lots #21 and #22. Each loan had a maximum draw down of $63,000. As of May 31, 1997, draws on the loan for lot #21 were $63,600, and for lot #22 were $31,800. Each loan bears interest only paid on a monthly basis. These loans were paid in full in the fiscal year ended May 31, 1998 with the proceeds from the sale of homes/lots on lots #21 and #22.

Note G - STOCK TRANSACTIONS

                On December 23, 1997, the shareholders voted in favor of a three-for-one forward stock split and to increase the authorized stock of the Company to twenty million (20,000,000) shares. This stock split caused the number of shares issued and outstanding to increase from 164,500 shares to 493,500 in the fiscal year ended May 31, 1998.

Note H - RELATED PARTY TRANSACTIONS

                RemProp, Inc. is a related party to the company. After the purchase of the 5 lots, (Note B) on April 27, 1993 the only shareholder of the company was RemProp, Inc., whose sole shareholder is Richard E. Metz, President, Secretary and C.E.O. of Federal Affordable Housing Corp.On or about September 1, 1993 RemProp, Inc. transferred 45,000 shares to Key Management, Inc., whose sole shareholder is Wayne A. Weyrauch, Vice President, Treasurer, and C.F.O. of Federal Affordable Housing Corp. Subsequent to this transfer the other 7 lots were acquired.As of May 31, 1998 and 1997, the Company owed $24,713 and $19,509, respectively to REMPROP, INC. on an unsecured loan. The Company owed $18,632 to Key Management, Inc. on an unsecured loan as of May 31, 1998.

                Richard Metz had loaned $8,931 to the company on a Demand Note, bearing interest at 7%. During the fiscal year ended May 31, 1998 a principal payment of $988 was made by the Company toward the balance of this loan. No other related party transactions have occurred.