Form 10QSB
period 1998-08-31
FEDERAL AFFORDABLE HOUSING CORP
filed 1999-01-29
CIK 911356

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended August 31, 1998

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of January 28, 1999, there were 493,500 shares of Common Stock outstanding and 74,500 Investor's Stock Purchase Warrants outstanding.

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

[The Registrant is a transitional small business issuer which relied upon Alternative 2 under "Information Required in Annual Report of Transitional Small Business Issuers" in its most recent 10-KSB, and accordingly, chooses here to update the response to Item 6(a) (3) (i) to Model B of Form 1-A.]

The Company completed its public offering on June 6, 1995 and received net proceeds of $359,336.

The Company's plan of operation for the 12 month period ended May 31, 1999 calls for continued development of infrastructure and aggressive marketing. Management believes that the Company has sufficient capital to carry out its plan of operation for the twelve months through May 31, 1999. In the year ended May 31, 1998, the Company generated $481,400 in revenues from its operations which provided the company additional working capital for the continued development of its business.

The Company anticipates that its major expense during the twelve month period ending May 31, 1999 will be infrastructure development. Upon completion of infrastructure development, the company anticipates that its only expenses will be executive compensation, real estate taxes, general corporate purposes (including marketing and sales) and perhaps model home construction. In addition, the Company plans to limit additional property acquisitions and infrastructure development until purchase agreements have been executed for approximately half of the developed lots.

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

                     FEDERAL AFFORDABLE HOUSING CORPORATION


Date: January 28, 1999

                                      By:     /s/ Richard E. Metz
                                      --------------------------------------
                                      Richard E. Metz, President, CEO



                                      By:     /s/ Wayne A. Weyrauch
                                      --------------------------------------
                                      Wayne A. Weyrauch
                                      Vice President of Finance, CFO
                                      (Principal Financial officer,
                                       Principal Accounting officer)

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

                          J. MICHAEL DAILY & ASSOCIATES
                          Certified Public Accountants
                            1822 Drew Street, Suite 1
                            Clearwater, Florida 34625
                                  727-447-6860
                                Fax 727-441-1840



                                                                         Members
                                                              American Institute
                                                             of Certified Public
                                                                     Accountants

                                                               Florida Institute
                                                             of Certified Public
                                                                     Accountants
                                January 28, 1999



Board of Directors
Federal Affordable Housing Corporation
1616 Gulf-to-Bay Blvd.
Clearwater, Florida 34615

Gentlemen:

We have compiled the accompanying balance sheet of FEDERAL AFFORDABLE HOUSING as of August 31, 1998, and the related statement of revenues and expenses for the three months then ended, and the comparative statement of income for the three months ended August 31, 1998 and 1997, and the statement of cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

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



/s/ J. Michael Daily
-------------------------------
J. Michael Daily, CPA

Clearwater, Florida
January 28, 1999

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                                 Balance Sheets


                                     Assets

                                                                                            August 31,             May 31,
                                                                                               1998                 1998
                                                                                        -------------------   ------------------


Current assets
   Operating cash in bank                                                               $           70,189    $          68,214
   Construction in process:
     Land costs/site development                                                                     7,273                7,273
                                                                                        -------------------   ------------------

         Total current assets                                                                       77,462               75,487
                                                                                        -------------------   ------------------

Other assets
   Incorporation fees, legal expenses and registration
   statement costs                                                                                  34,260               34,260
   Utility deposits                                                                                    424                  424
   Mortgage receivables                                                                            241,475              241,475
                                                                                        -------------------   ------------------
                                                                                                   276,159              276,159
                                                                                        -------------------   ------------------


         Total assets                                                                              353,621              351,646
                                                                                        ===================   ==================


                      Liabilities and Stockholders' Equity

Current liabilities
   Due to RemProp, Inc.                                                                             24,713               24,713
   Due to Key Management                                                                            18,632               18,632
   Commercial loan payable, SunTrust                                                                     -                    -
   Construction Loans, SunTrust houses                                                                   -                    -
   Note payable, R. Metz, demand, bearing interest at 7%                                             7,943                7,943
                                                                                        -------------------   ------------------

         Total current liabilities                                                                  51,288               51,288
                                                                                        -------------------   ------------------


Stockholders' equity
   Common stock, no par value
     Authorized 20,000,000 shares,
     493,500 issued and outstanding                                                                486,887              486,887
   Accumulated deficit                                                                            (184,554)            (186,529)
                                                                                        -------------------   ------------------

         Total stockholders' equity                                                                302,333              300,358
                                                                                        -------------------   ------------------


         Total liabilities and stockholders' equity                                     $          353,621    $         351,646
                                                                                        ===================   ==================


                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Operations



                                                                             For the Three Months Ended
                                                                                     August 31,
                                                                         -----------------------------------
                                                                              1998                 1997
                                                                         ---------------       -------------

Income
     Sales                                                               $            -        $          -

Selling, general and administrative
     expenses                                                                     4,784               3,218
                                                                         ---------------       -------------

                  Loss from operations                                           (4,784)             (3,218)

Other income
     Interest income                                                              4,530                   -
     Other income                                                                 2,229                   -
                                                                         ---------------       -------------

                  Total other income                                              6,759                   -

                  Net income (loss)                                      $        1,975        $     (3,218)
                                                                         ===============       =============

Basic loss per common share                                              $        0.004        $      (0.01)
                                                                         ===============       =============

Weighted average number of
     common shares outstanding                                                  493,500             493,500
                                                                         ===============       =============


                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Cash Flows


                                                                                 For the Three Months Ended
                                                                                          August 31,
                                                                              ----------------------------------
                                                                                   1998               1997
                                                                              ---------------    ---------------

Cash flows from operating activities:
   Reconciliation of net income (loss) to net cash
     used in operating activities
       Net income (loss)                                                      $        1,975     $       (3,218)
       Adjustments to reconcile net loss to net
         cash used in operating activities
       Changes in assets and liabilities
         Net decrease in intercompany loans,
         Construction in process, fees
         and costs, and deposits                                                           -                  -
                                                                              ---------------    ---------------
               Net cash used in operating activities                                   1,975             (3,218)
                                                                              ---------------    ---------------

Cash flows from investing activities
                                                                              ---------------    ---------------
               Net cash used in investing activities                                       -                  -
                                                                              ---------------    ---------------

Cash flows from financing activities
   Principal payments on notes payable                                                     -                821
                                                                              ---------------    ---------------
               Net cash provided by financing activities                                   -                821
                                                                              ---------------    ---------------
               Net increase (decrease) in cash                                         1,975             (2,397)

Cash beginning                                                                        68,214              3,845
                                                                              ---------------    ---------------

Cash ending                                                                   $       70,189     $        1,449
                                                                              ===============    ===============