Form 10QSB
period 1998-11-30
FEDERAL AFFORDABLE HOUSING CORP
filed 1999-01-29
CIK 911356

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended November 30, 1998

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

                          J. MICHAEL DAILY & ASSOCIATES
                          Certified Public Accountants
                            1822 Drew Street, Suite 1
                            Clearwater, Florida 34625
                                  727-447-6860
                                Fax 727-441-1840



                                                                         Members
                                                              American Institute
                                                             of Certified Public
                                                                     Accountants

                                                               Florida Institute
                                                             of Certified Public
                                                                     Accountants
                                January 28, 1999



Board of Directors
Federal Affordable Housing Corporation
1616 Gulf-to-Bay Blvd.
Clearwater, Florida 34615

Gentlemen:

We have compiled the accompanying balance sheet of FEDERAL AFFORDABLE HOUSING as of November 30, 1998, and the related statement of revenues and expenses for the three months and six months then ended, and the comparative statement of income for the three months and six months ended November 30, 1998 and 1997, and the statement of cash flows for the three months and six months then ended in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

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



/s/ J. Michael Daily
-------------------------------
J. Michael Daily, CPA

Clearwater, Florida
January 28, 1999

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                                 Balance Sheets


                                     Assets

                                                                                           November 30,            May 31,
                                                                                               1998                 1998
                                                                                        -------------------   ------------------


Current assets
   Operating cash in bank                                                               $           53,313    $          68,214
   Due from Suncoast Food                                                                            4,098
   Construction in process:
     Land costs/site development                                                                     7,273                7,273
                                                                                        -------------------   ------------------

         Total current assets                                                                       64,683               75,487
                                                                                        -------------------   ------------------

Other assets
   Incorporation fees, legal expenses and registration
   statement costs                                                                                  34,260               34,260
   Utility deposits                                                                                    424                  424
   Mortgage receivables                                                                            242,663              241,475
                                                                                        -------------------   ------------------
                                                                                                   277,347              276,159
                                                                                        -------------------   ------------------


         Total assets                                                                              342,030              351,646
                                                                                        ===================   ==================


                                             Liabilities and Stockholders' Equity

Current liabilities
   Due to RemProp, Inc.                                                                             13,198               24,713
   Due to Key Management                                                                            18,632               18,632
   Commercial loan payable, SunTrust                                                                     -                    -
   Construction Loans, SunTrust houses                                                                   -                    -
   Note payable, R. Metz, demand, bearing interest at 7%                                             7,943                7,943
                                                                                        -------------------   ------------------

         Total current liabilities                                                                  39,774               51,288
                                                                                        -------------------   ------------------


Stockholders' equity
   Common stock, no par value
     Authorized 20,000,000 shares,
     493,500 issued and outstanding                                                                486,887              486,887
   Accumulated deficit                                                                            (184,631)            (186,529)
                                                                                        -------------------   ------------------

         Total stockholders' equity                                                                302,256              300,358
                                                                                        -------------------   ------------------


         Total liabilities and stockholders' equity                                     $          342,030    $         351,646
                                                                                        ===================   ==================


                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Operations



                                                  For the Three Months Ended               For the Six Months Ended
                                                         November 30,                            November 30,
                                               ----------------------------------      ---------------------------------
                                                    1998                1997               1998               1997
                                               ---------------      -------------      -------------      --------------

Income
     Sales - homes                             $            -       $     79,900       $          -       $      79,900

Less cost of sales
     Cost of sales - homes                                  -             65,215                  -              65,215
                                               ---------------      -------------      -------------      --------------

     Gross profit                                           -             14,685                  -              14,685

Selling, general and administrative
     expenses                                           4,506              4,555              9,290               7,773
                                               ---------------      -------------      -------------      --------------

                  Loss from operations                 (4,506)            10,130             (9,290)              6,912

Other income
     Interest income                                    4,430                  -              8,960                   -
     Other income                                           -                  -              2,229                   -
                                               ---------------      -------------      -------------      --------------

                  Total other income                    4,430                  -             11,189                   -

                  Net income (loss)            $          (76)      $     10,130       $      1,899       $       6,912
                                               ===============      =============      =============      ==============

Basic loss per common share                    $        (0.00)      $       0.02       $      0.004       $        0.01
                                               ===============      =============      =============      ==============

Weighted average number of
     common shares outstanding                        493,500            493,500            493,500             493,500
                                               ===============      =============      =============      ==============

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                            Statements of Operations


                                                                   For the Three Months Ended          For the Six Months Ended
                                                                          November 30,                        November 30,
                                                               -------------------------------       ------------------------------
                                                                   1998             1997                  1998            1997
                                                               --------------   --------------       ---------------   ------------


Cash flows from operating activities:
Reconciliation of net income (loss) to net cash
used in operating activities
   Net income (loss)                                           $         (76)   $      10,130        $        1,899    $     6,912
   Adjustments to reconcile net loss to net
     cash used in operating activities
   Changes in assets and liabilities
     Net decrease in intercompany loans,
     Construction in process, fees
     and costs, and deposits                                         (15,612)          38,425               (15,612)        38,426
                                                               --------------   --------------       ---------------   ------------
          Net cash used in operating activities                      (15,688)          48,555               (13,713)        45,338
                                                               --------------   --------------       ---------------   ------------


Increase in notes receivable                                          (1,188)         (19,975)               (1,188)       (19,975)
                                                               --------------   --------------       ---------------   ------------
          Net cash used in investing activities                       (1,188)         (19,975)               (1,188)       (19,975)
                                                               --------------   --------------       ---------------   ------------


                                                                           -            3,000                     -          3,821
                                                                           -          (31,800)                    -        (31,800)
                                                               --------------   --------------       ---------------   ------------
          Net cash provided by financing activities                        -          (28,800)                    -        (27,979)
                                                               --------------   --------------       ---------------   ------------

          Net increase (decrease) in cash                            (16,876)            (220)              (14,901)        (2,616)

                                                                      70,189            1,449                68,214          3,845
                                                               --------------   --------------       ---------------   ------------

                                                               $      53,313    $       1,229        $       53,313    $     1,229
                                                               ==============   ==============       ===============   ============
