Form 10QSB
period 1999-02-28
FEDERAL AFFORDABLE HOUSING CORP
filed 1999-06-18
CIK 911356

FEDERAL AFFORDABLE HOUSING CORPORATION




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended February 28, 1999



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

 Yes [   ] No [ X ]

         As of February 28, 1999, there were 493,500 shares of Common Stock outstanding and 7,450 Investor's Stock Purchase Warrants outstanding.

         Transitional Small Business Disclosure Format:

 Yes [  ]  No [ X ]

                     FEDERAL AFFORDABLE HOUSING CORPORATION


                                      Index



                                                                            Page
Part I - Financial Information


Item 1.    Consolidated Financial Statements


                  Consolidated Balance Sheets -
                    February 28, 1999 and May 31, 1998........................1


                  Consolidated Statements of Operations -
                    Nine months ended February 28, 1999 and 1998..............2


                  Consolidated Statements of Cash Flows -
                      Nine months ended February 28, 1999 and 1998............3


                  Notes to Consolidated Financial Statements..................4


Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of
Operations................................................................5 - 6


Part II - Other Information


Item 1. Legal
Proceedings...................................................................7


Item 6. Exhibits and reports on Form 8k.......................................7



                  Signatures..................................................7


Exhibit 11....................................................................8

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                                 Balance Sheets


                                     Assets

                                                                                   February 28,              May 31,
                                                                                       1999                    1998
                                                                                --------------------   ---------------------
                                                                                    (Unaudited)

Current assets
   Operating cash in bank                                                    $               12,845 $                68,214
   Due from Suncoast Food Services, Inc.                                                     22,343                       -
   Construction in process:
      Land costs/site development                                                             7,273                   7,273
                                                                                --------------------   ---------------------

          Total current assets                                                               42,461                  75,487
                                                                                --------------------   ---------------------

Other assets
   Incorporation fees, legal expenses and registration
   statement costs - unamortized                                                             34,260                  34,260
   Utility deposits                                                                             424                     424
   Notes receivable                                                                          15,000                       -
   Mortgages receivable                                                                     242,662                 241,475
                                                                                --------------------   ---------------------
                                                                                            292,346                 276,159
                                                                                --------------------   ---------------------


          Total assets                                                                      334,807                 351,646
                                                                                ====================   =====================


                      Liabilities and Stockholders' Equity

Current liabilities
   Due to RemProp, Inc.                                                                      13,198                  24,713
   Due to Key Management, Inc.                                                               18,632                  18,632
   Note payable, R. Metz, demand, bearing interest at 7%                                      7,943                   7,943
                                                                                --------------------   ---------------------

          Total current liabilities                                                          39,773                  51,288
                                                                                --------------------   ---------------------


Stockholders' equity
   Common stock, no par value
      Authorized 20,000,000 shares,
      493,500 issued and outstanding                                                        486,887                 486,887
   Contributed capital                                                                       70,000                  40,000
   Accumulated deficit                                                                     (261,853)               (226,529)
                                                                                --------------------   ---------------------

          Total stockholders' equity                                                        295,034                 300,358
                                                                                --------------------   ---------------------


          Total liabilities and stockholders' equity                         $              334,807 $               351,646
                                                                                ====================   =====================



See notes to financial statements.

                                FEDERAL AFFORDABLE HOUSING CORPORATION

                                        Statements of Operations
                                               (Unaudited)








                                                                       For the Nine Months Ended
                                                                              February 28,
                                                              --------------------------------------------
                                                                    1999                      1998
                                                              -----------------         ------------------

Income
      Sales                                                 $                -        $            79,900

Less cost of sales
      Cost of sales                                                          -                     65,295
                                                              -----------------         ------------------

      Gross profit                                                           -                     14,605

Selling, general and administrative
      expenses                                                          50,943                     14,097
                                                              -----------------         ------------------

Other income (expense)
      Interest Income                                                   15,619                          -
                                                              -----------------         ------------------

                     Net income (loss)                      $          (35,324)       $               508
                                                              =================         ==================


Basic income (loss) per common share                        $           (0.072)       $             0.001
                                                              =================         ==================

Weighted average number of
      common shares outstanding                                        493,500                    493,500
                                                              =================         ==================



See notes to financial statements.

                                       FEDERAL AFFORDABLE HOUSING CORPORATION

                                              Statements of Cash Flows
                                                     (Unaudited)








                                                                                       For the Nine Months Ended
                                                                                              February 28,
                                                                                   -----------------------------------
                                                                                        1999                1998
                                                                                   ----------------    ---------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net income (loss)                                                       $           (35,324) $             508
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of fees and costs                                                          -                  -
       Changes in assets and liabilities
         Net decrease in intercompany loans,
         Construction in process, fees
         and costs, and deposits                                                                 -             43,501
                                                                                   ----------------    ---------------
               Net cash used in operating activities                                       (35,324)            44,009
                                                                                   ----------------    ---------------

Cash flows from investing activities
   Contributed capital                                                                      30,000                  -
   Reduction to certificate of deposit                                                           -            300,000
   Increase in notes receivable                                                            (38,530)           (19,975)
                                                                                   ----------------    ---------------
               Net cash used in investing activities                                        (8,530)           280,025
                                                                                   ----------------    ---------------

Cash flows from financing activities
   Principal payments on notes payable                                                     (11,515)          (326,202)
                                                                                   ----------------    ---------------
               Net cash provided by financing activities                                   (11,515)          (326,202)
                                                                                   ----------------    ---------------

               Net increase (decrease) in cash                                             (55,369)            (2,168)

Cash beginning                                                                              68,214              3,845
                                                                                   ----------------    ---------------

Cash ending                                                                    $            12,845  $           1,677
                                                                                   ================    ===============




See notes to financial statements.

                     FEDERAL AFFORDABLE HOUSING CORPORATION

                          Notes to Financial Statements
                                   (Unaudited)





Note 1 - Basis of presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Audited
Financial Statements for the year ended May 31, 1998 and 1997 of Federal Affordable Housing Corporation. (the "Company").

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine month period ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the nine month period ended February 28, 1999. The weighted average shares outstanding for the nine months ended February 28, 1999 and 1998 were 493,500.


Note 3 - Subsequent events

Please refer to the Audited Financial Statements consisting of the Company's balance sheet as of May 31, 1998, and related statements of operations, changes in stockholders equity, and cash flows ended May 31, 1998. Please refer to the form 8K dated March 5, 1999 and filed June 17, 1999.

                     FEDERAL AFFORDABLE HOUSING CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.

GENERAL

The company was established to develop residential subdivisions, and construct, market and sell affordable homes in the Tampa, Florida market. The company was organized on March 5, 1993, as a Minnesota corporation and completed a public offering on June 6, 1995 and received net proceeds of $359,336.

The Company's plan of operation for the 12 month period ended May 31, 1999 calls for continued development of infrastructure scaled according to the net proceeds of its offering and aggressive marketing. Management believes that the balance remaining of its net proceeds of $359,336 from its offering is sufficient to carry out its plan of operation for the twelve months through May 31, 1999, without revenues from operations.

The Company anticipates that its major expense during the twelve month period ending May 31, 1999 will be infrastructure development. Upon completion of infrastructure development, the company anticipates that its only expenses will be executive compensation, real estate taxes, general corporate purposes (including marketing and sales) and perhaps model home construction. In addition, the Company plans to limit additional property acquisitions and infrastructure development until purchase agreements have been executed for approximately half of the developed lots. The Company believes that its plan of scaled infrastructure development and limitation on acquisition and development will enable it to operate with the net proceeds of its public offering, without revenues from operations, for the twelve month period ending May 31, 1999.

Land ( five lots ) to be used for building of residential housing was acquired on April 27, 1993 from Remprop, Inc., a Florida corporation. The consideration given for the land was 90,000 shares of no-par value stock issued to Remprop, Inc. Also included was an option to purchase 81 additional lots located in Zephyrhills, Florida and Dade City, Florida. Subsequent to the acquisition of the five lots, and the option for 81 additional lots, the company acquired an additional seven lots. All of the lots have been sold as of May 31, 1998. Construction costs of $7,274 for site development and homes have been incurred for the parcel of land called Dade City development. Although the land has not been acquired as of May 31, 1998, these expenditures have been paid by the company for future development.

                     FEDERAL AFFORDABLE HOUSING CORPORATION


RESULTS OF OPERATIONS


Nine months ended February 28, 1999 compared to nine months ended February 28, 1998

There were no revenues for the nine months ended February 28, 1999 compared to $79,900 for the same period of 1998. Revenues for the nine months ended February 28, 1998 were attributed to the sale of a home on lot 22.

Cost of goods sold for the nine month period ended February 28, 1999 were zero compared to $65,295 for the same period in 1998 attributed to the sale of the home on lot 22.

For the nine month period ended February 28, 1999, total selling, general and administrative expenses were $50,943, as compared to $14,097 for the previous nine month period, an increase of $36,846 or 261%. This increase was due to a $30,000 disclosure requirement in SAB 1:B regarding compensation expense for the fair value of services provided by management. The company records $10,000 per quarter for the fair value of these services.

Interest  income  increased  from  zero to  $15,619  for the nine  months  ended
February 28, 1998 and 1999. This increase in interest income is attributed to the mortgage receivable and note receivables from the sales of homes and lots in the fiscal year ended May 31, 1998.

Net loss was $35,324 for the nine month period ended February 28, 1999, as compared to a net income of $508 for the previous nine month period ended February 28, 1998. This increase net loss for the nine months ended February 28, 1999 was primarily attributable to a $30,000 disclosure requirement in SAB 1:B regarding compensation expense for the fair value of services provided by management which increased general and administrative expense.

LIQUIDITY AND FINANCIAL RESOURCES

At February 28, 1999, the company had a cash balance of $12,845, as compared to $68,214 in cash for the previous nine months ended February 28, 1998. Cash flows provided by operations for the nine month period ended February 28, 1999 decreased to $(35,324) from $44,009 for the same period in 1998. The decrease in cash and cash equivalents in the period ended February 28, 1999 was attributed to payment of notes payable of $11,515 and increases in notes receivable of $38,530.

INFLATION

The amounts presented in the financial statements do not provide for the effect of inflation on the company's operations or its financial position. It is not expected that inflation will have a material impact on the Company's business in the foreseeable future.

                     FEDERAL AFFORDABLE HOUSING CORPORATION


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

         The Registrant is not currently a party to any legal proceedings.


Item 6. Exhibits and reports on Form 8k

         Not applicable




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FEDERAL AFFORDABLE HOUSING CORPORATION


Date: June 14, 1999

                         By:     /s/ Richard E. Metz
                            ---------------------------------------------
                                 Richard E. Metz
                                 President & CEO