Form 10KSB
period 1999-05-31
AMERICAN DREAM ENTERTAINMENT INC
filed 1999-09-07
CIK 911356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB


         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended May 31, 1999

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 033-67536


                       AMERICAN DREAM ENTERTAINMENT, INC.
                       ---------------------------------
               (Exact name of registrant as specified in charter)



         Minnesota                                     59-3169033
         ---------                                     ----------
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)


1800 East Sahara Avenue, Suite 107, Las Vegas, Nevada              89104
-----------------------------------------------------              -----
    (Address of principal executive offices)                     (Zip Code)



       Registrant's telephone Number, including area code: (702) 734-7557

Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [ X ] Yes  [    ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent   reporting  period  May  31,
1999........$-0-.

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 31, 1999 was $-0-. There was no bid price of the common stock at that date.

                     FEDERAL AFFORDABLE HOUSING CORPORATION
                     --------------------------------------
          (Former name or former address, if changed since last report)

                       AMERICAN DREAM ENTERTAINMENT, INC.
                 (f/k/a Federal Affordable Housing Corporation)



                               FORM 10-KSB - Index


                                     PART I

                                                                            Page



Item 1.  Description of Business.........................................     2

Item 2.  Description of Property.........................................     8

Item 3.  Legal Proceedings...............................................     8

Item 4.  Submission of Matters to a Vote of Security Holders.............     8


                                     PART II


Item 5.  Market of the Registrant's Securities and
         Related Stockholder Matters.....................................     9

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................    10

Item 7.  Financial Statements and Supplementary Data.....................    12

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures.......................................    12

                                    PART III


Item  9. Directors and Executive Officers of the Registrant..............    12

Item 10. Executive Compensation..........................................    13

Item 11. Security Ownership of Certain Beneficial Owners and Management..    14

Item 12.          Certain Relationships and Related Transactions.........    15

Item 13.          Exhibits, Consolidated Financial Statements,
                  Schedules and Reports on Form 8-K......................    16

                  Signatures.............................................    17

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Dream Entertainment's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.


                                     PART I
                                     ------


ITEM 1.  BUSINESS

GENERAL

American Dream Entertainment, Inc., formerly Federal Affordable Housing Corporation, has obtained certain rights under a License and Royalty Agreement from Dreamweavers, N.V. to market and distribute, the "Robin and The Dreamweavers" medial concept in the United States. American Dream's objective is to create, develop, and produce animated properties that are typically marketed to television, home-video and theatrical exhibition companies.

Federal Affordable Housing Corporation was originally organized on March 5, 1993 to develop residential subdivisions, and construct, market and sell affordable homes in the Tampa, Florida market. Federal Affordable Housing Corporation was restructured December 31, 1998, reflecting a new line of business for the exploitation of media products known as "Robin and The Dreamweavers" within the United States. All assets and liabilities were transferred to a newly formed subsidiary, AAA Homes, Inc at December 31, 1998. The stock of AAA Homes, Inc. was distributed to our shareholders of record as of February 1, 1999.

We have not generated any media revenues to-date. We plan to generate revenues, in the future, from the creation, development, production, licensing and distribution of animated properties relating to "Robin and The Dreamweavers" for exhibition in all domestic media, which include home video, pay television and cable television markets. We have also developed plans to produce music properties based on the characters from the animated series.

The Company's principal office is located at 1800 East Sahara Avenue, Suite 107, Las Vegas, Nevada 89104.

RECENT DEVELOPMENTS

On March 5, 1999, Dreamweavers N.V., Curacao, Netherlands Antilles corporation entered into a Royalty and License Agreement granting American Dream
Entertainment an exclusive license in the United States to exploit a medial concept known as "Robin and The Dreamweavers". The holding Company of this medial concept, Dreamweavers NV, owns 100% of the rights for the "Robin and The Dreamweavers" animated properties. In consideration of the License Agreement American Dream Entertainment issued 16,000,000 shares of restricted common stock to Dreamweavers N.V. and agreed to pay Dreamweavers, N.V. a royalty equal to 3% of gross revenues.

The 16,000,000 shares represents approximately 88% of the total outstanding stock of American Dream Entertainment formerly Federal Affordable Housing Corporation. In addition, this License Agreement provides for a cash payment of $5,500,000, from a private placement of our securities, to Dreamweavers, N.V. for the right to the medial products consisting of a feature film together with the license for TV production of "Robin and The Dreamweavers", license for merchandising "Robin and The Dreamweavers", license for the music of "Robin and The Dreamweavers", license for designer fashion wear of "Robin and The Dreamweavers", license of the video of "Robin and The Dreamweavers", and license for private label merchandising of "Robin and The Dreamweavers" ancillary products.

Upon execution of the License Agreement, the President, Secretary and Director, Mr. Dick Metz, resigned and Mr. Dirk W. Peschar, a resident and citizen of The Netherlands was appointed President, Secretary and Director of the Company. Mr. Peschar also serves as Chief Executive Officer of Dreamweavers N.V.

In connection with the License Agreement and in order to restructure American Dream Entertainment to reflect the new line of business for the exploitation of media products known as "Robin and The Dreamweavers" within the United States, we divested all assets and liabilities by transferring such assets and liabilities to a newly formed subsidiary, AAA Homes, Inc. We agreed to have no more than 1,000,000 shares of common stock outstanding prior to the issuance of 16,000,000 shares of restricted common stock to Dreamweavers N.V. Mr. Dick Metz is the sole director and officer of AAA Homes, Inc. The shares of AAA Homes, Inc. were distributed to our shareholders of record as of February 1, 1999.

In May 1999, we amended our Certificate of Incorporation through actions by our majority stockholder, Dreamweavers N.V. to change our name to American Dream Entertainment, Inc. and to increase the authorized common stock from 20,000,000 to 50,000,000 shares.

BUSINESS MODEL AND PRODUCTS

In February 1999, American Dream Entertainment acquired the exclusive rights in the United States to exploit the Media Property known as "Robin and The Dreamweavers" under a License and Royalty Agreement granted by Dreamweavers N.V. a Curacao Company that has developed the "Robin and The Dreamweavers" concept. This concept consists of several media products, an animated feature length show for television, animated television series, a soundtrack, an Internet Site and games, a Robin private label (a fashion label with designs based upon the character of "Robin"), ancillary merchandising products related to the video games, toys, apparel, school supplies and cosmetic products.

We plan to develop and exploit our products in several media and entertainment franchises, based upon our animation property known as "Robin and The Dreamweavers". This project combines the portrayal of a beautiful woman in the eye-catching style of Vargas with contemporary humor and comedic turns to develop "Robin" our heroine. Robin is contemporary, hip, sexy, and wise, characteristic of today's young woman. Robin appeals to all ages and demographics, especially those that enjoy house, dance music, RIB and HIP HOP music.

We plan on launching our marketing campaign by establishing broadcasting contracts with "Cable" television network companies. In addition, in conjunction with these broadcasting contracts, we plan on establishing marketing agreements for the merchandising of the music, fashion wear and related products under the "Robin and The Dreamweavers" trade mark.

American Dream Entertainment plans on marketing the following products:

         -        Animated Feature Film for Television.

                  We are in the process of developing a feature length animation movie (72 minutes in length utilizing traditional cell animation techniques for exhibition in the United States. Exhibition will include home video, pay television and free television markets.

         -        Animated Television Series.

                  We are developing 26 half-hour episodes for exhibition in all domestic and international media channels. Each episode will be a complete story featuring the characters from the feature film and will address contemporary social issues relevant to young adults. Additionally, the characters of "Robin and The Dreamweavers" may further be applied to an interactive television game show.

         -        Music CD's.

                  American Dream plans on incorporating songs written by successful songwriters into a double CD album, with an underscore house CD and dance music CD. These CD's will be launched simultaneously with the feature film. We plan to ensure a contemporary music focus and will utilize, "up and coming" dance producers to provide new songs by various performers.

         -        Internet Web Site and Interactive Games.

                  We will utilize broad-based proprietary digital development techniques to create leading edge entertainment content. CD-Roms and a multi-lingual Internet Site will feature a multi-player game experience, sponsorship and marketing opportunities, as well as, gaming applets and shopping components. These will be corporate sponsored or charged to viewer participants. The Internet Site will be used to create awareness of the characters, assist in cross promotional efforts, and generate product sales, advertising revenues and subscription fees.

                  We will be poised to take advantage of new technologies with cable access to on-line services, "cyber cable" the hot new interactive technology that's right around the corner. These new technologies promise to bind fast access speeds to everything that cyberspace has to offer. Existing cable and telephone operators are going to bundle Internet and on-line service access together, just like cable television packages. Consumers will surf the Internet at greater speeds, download video clips in the blink of an eye, and generally continue to blur the lines between broadcasters cable and on-line services.

         -        A "Robin" Private Label.

                  Capitalizing on unique designs based upon the character of Robin and her friends, we will develop a fashion label and utilize our characters, especially "Robin" in international campaigns.

         -        Ancillary Merchandising Products.

                  Gaming applets will be marketed to video game companies for licensing. We will oversee all licensing and merchandising of consumer products (i.e. toys, apparel, school supplies). American Dream is currently developing electronic gadgets for young adults such as; a pager memo watch, pocket E-mail device, and other devices utilizing its characters. Also, we are in the process of developing products such as stationery, personal care, cosmetic products and other exciting young adult oriented merchandise.

MATERIAL CONTRACTS

American Dream Entertainment is the beneficiary to License and Royalty Agreements. We have an exclusive license for a period of fifteen (15) years, with an option to extend the license for an additional five (5) years for the United States rights to "Robin and The Dreamweavers". This License grants us a full range of media products which include the following:


     -        Animated Feature Length Movie for Television
     -        Animated Television Series
     -        Music CD's
     -        Internet Web Site and Games
     -        A "Robin" Private Label
     -        Ancillary Merchandising Products.

INDUSTRY

General

Animation has been a major entertainment medium for decades. Since cartoon characters appear the same dubbed in any language, animation easily crosses national and language barriers. In addition, animation generally does not become "dated" as does live-action programming, allowing an animated series to be enjoyed by each new generation of children.

Children are the primary target market for animated television programming. Nielsen data indicate that children aged two to eleven are the nation's heaviest consumers of television, watching an average of almost 22 hours each week. Growth In advertising spending targeted at children and the expansion in the number of television channels dedicated to children's programming around the world have caused an increase in the demand for animated television programming.

Animated programming has expanded beyond the traditional Saturday morning line-up. Monday through Friday mornings and afternoons now attract an even greater number of young viewers than Saturday morning. There are many programming blocks targeted toward children, including "The Disney Afternoon," Fox Children's Network and WB Kids. In addition, many first-run syndicates provide programming blocks of animation Monday through Friday and on Sunday mornings. Furthermore, programming successes such as "The Simpson's" and "Beavis & Butthead", and more recently "King of the Hill", demonstrate that animation also appeals to adults.

Increases in cable and satellite channels world wide and the privatization, new entry and expansion in the international broadcast, satellite and cable industry are providing additional opportunities for growth for animation companies, especially those companies which own and distribute their own programs.

An increase in the number of channels and broadcasters world-wide, especially in the United States, has caused an increase in competition among broadcasters. This competition has had a negative impact on certain broadcasters that have had difficulty competing. However, the more successful and committed programmers have grown significantly. In this environment, access to distribution has emerged as a more limiting factor and a key element of success.

Animation Production

The first step of a typical animation production is the creation of the script. A story editor supervises the preparation of each episode's script by various freelance script writers. Next, artists depict the story and action In storyboards which provide a blueprint for the animation process. Voices and songs are recorded and the recordings are analyzed and timed so that the animation can be synchronized to the voice track. Based on the script and storyboard, artists create character designs, as well as key background drawings and paintings. These essential elements are assembled into a pre-production package for each episode which is then shipped to an overseas subcontractor. Subcontractors use the pre-production materials to perform most of the labor-intensive aspects of production. Most of these subcontractors are located In low-cost labor countries in the Far East, including South Korea, Taiwan, China and the Philippines. When completed, the subcontractor ships the negative and work-print for each episode to the producer. The film is then taken through a post-production process which involves editing the picture and dialogue, transferring the filmed Images to video tape, creating sound effects, composing and producing the musical score and mixing and synchronizing the sound to the picture. After the post-production process, an episode is ready for delivery.

COMPETITION

American Dream Entertainment will experience intense competition with respect to its animated feature film and its animation products.

Our animated feature film will compete with feature films and other family oriented entertainment products produced by major movie studios, including
Disney, DreamWorks SKG ("DreamWorks"), Pixar, Warner Bros., Inc., Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Columbia Tri-Star Pictures Inc., Lucas film Ltd. ("Lucas film"), Universal City Studios, Inc. and MGMUA, as well as numerous other independent motion picture production companies.

In 1998, competition significantly intensified in the animated feature film market from these and other movie studios. American Dream's film will compete with the feature films of other movie studios for optimal release dates, audience acceptance and exhibition outlets. The majority of movie studios with which we compete have significantly greater name recognition and significantly greater financial, technical, creative, marketing and other resources than does American Dream Entertainment.

We believe that the primary competitive factors in the market for animated feature films include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Because American Dream is a new company with limited financial resources, there is no assurance that we will be able to compete with these factors. However, we intend, wherever possible to enter into contractual relationships with companies which have been engaged in the communications, marketing and Internet business for a significant period of time to allow the Company to utilize its assets and management team productively.

We expect competition to intensify and increase in this market in the future. Currently, the majority of our potential competitors have longer operating histories, greater name recognition, and significantly greater financial, technical, marketing and other resources than American Dream Entertainment. There can be no assurance that we will be able to compete successfully against these competitors. Such competition could materially adversely affect our business, operating results or financial condition.

MARKETING AND DISTRIBUTION

American Dream Entertainment has identified a niche in the market for television animation. The majority of today's animation programming is directed toward children in the age brackets of two to five or six to ten years old. However, a third age bracket is evolving of sixteen years old and older. This third category views programs such as: "The Simpson's" and "King of the Hill". We believe that "Robin and The Dreamweavers" will be successful in attracting this age bracket.

This group has shown a preference for animation content such as: "He-Man and the Master of the Universe", "She-Ra Princess of Power", "Teen Age Mutant Turtles", and "Sailor Moon". Currently, there is very limited product directed at this audience with the exception of "Beavis and Butthead", "Spawn", "South park" and Daria".

We have recognized the value of these viewers. This target group gains increased financial independence beginning at age 13, at which time they typically go unsupervised to the movies or malls, shop on their own, and make their own purchasing decisions. Young adults have an average of $500 per month in disposable income. They typically influence 20% of family spending which represents more than 20% of the total dollar amount spent on CD's, Electronics, and Video games.

"Robin and The Dreamweavers" was created and designed to attract the appetite of this market and stimulate purchases of ancillary products that include lines of merchandise that are designed for the young adult market. Examples of these products are clothing, accessories, compact discs, stationery items, fitness Items, cosmetics, jewelry, watches, cell-phones, home furnishing, bank accounts, limited access credit cards, video games, and computers.

Media Exploitation

American  Dream  plans  on  utilizing  the  following   media  outlets  for  the
exploitation of its products:

    -    U.S. TELEVISION

         Networks. The United States network television market is the most valuable market to producers of animated programming. In the past, networks have generally reached the largest audiences and paid the highest license fees, enabling a producer to finance a more significant portion of its production costs through network license fees than licensing the same program to cable networks or first-run syndicates. Weekend morning children's programming currently broadcasts on ABC, CBS, FOX, UPN and WB (the "Networks"). In addition, FOX and WB broadcast animated programming for young audiences during weekday mornings and afternoons. NBC has not broadcasted children's programming, including animation, since 1992.

         Syndication. Syndication provides an important first-run, as well as repeat, broadcast market for animated programs. Traditionally, syndication has been populated by programs that support merchandise and whose characters are featured in toy lines, apparel and other consumer products. During the 1996-97 season, syndicators such as Buena Vista Television Distribution, Saban Entertainment, Bohbot Entertainment and Claster Television were distributing top rated children's programs, both Monday through Friday and on Saturdays and Sundays.

         Cable and Direct Broadcast Satellite ("DBS"). Cable and DBS are becoming more popular with children. The growth in the number of cable channels and the development of DBS provides additional outlets for animated programming. The cable channels which currently broadcast animated programs include Nickelodeon, USA Network, The Disney Channel, The Cartoon Network, The Comedy Channel, The Family Channel, HBO, Showtime and MTV. Both Disney and Fox Kids Network recently announced that they will be launching all-kids programming cable channels. Recent increases in the penetration and viewership for Turner-Warners Cartoon Network may indicate that this avenue of distribution/exhibition will continue to grow as an important outlet for animated programming. Notwithstanding potential growth in the animated programming industry, other factors exert contrary pressures on the number of slots available for animated programming and we believe that there will be fewer slots available for such programming in the 1998-99 season than existed in the past.

    -    NATIONAL TELEVISION

         The growth in the number national television outlets has created additional demand for animated programming. The commercialisation of the television industry has encouraged a ratings/revenue-oriented focus among broadcasters, thereby increasing the demand for higher quality television entertainment. Animated programs produced in the United States have enjoyed wide acceptance nationally. In addition, the national market has experienced an increase in the number of cable and satellite programming services. These added programming services have created an opportunity for distributors, including American Dream, to license simultaneously both traditional broadcast and satellite programming rights within the same territory. Television, cable, satellite and home video sales of animated programs produced in the United States can account for the majority of the revenue for a given program. Because the global demand has grown, it has created a need for and an opportunity to produce internationally created animated programs. U.S. producers work collaboratively with their international peers to develop and produce programs for initial releases simultaneously throughout the world. American Dream Entertainment is concentrating its efforts on the U.S. market, which is the largest and most lucrative market and the market for which we have obtained exclusive rights under our Licensing and Royalty Agreement.

    -    HOME VIDEO

         The home video distribution business involves the promotion and sale of videocassettes and videodisks to local, regional and national video retailers (i.e. video specially stores, convenience stores, record stores and other outlets), which then rent or sell such video cassettes and video disks to consumers primarily for private viewing. When video cassettes are sold directly to the public they are priced significantly lower than the prices charged to wholesalers who will rent the video. This direct sale to consumers is commonly referred to as the"sell-through market." In a typical home video deal, the wholesale distributor will receive a non-refundable advance to be applied against royalties which may range from 8% to 25% of the wholesale selling price of a video cassette or disk.

    -    LICENSING AND MERCHANDISING

         Due to the significant revenue that can be generated from licensing and merchandising television characters, producers and owners of animated characters seek to drive sales of toys and other licensed products through the production and distribution of programs featuring their characters. According to "The Licensing Letter" (a licensing and merchandising trade periodical that is published monthly), U.S. and Canadian retail sales of products derived from licensed entertainment/character properties were approximately $16.7 billion in 1996. Numerous programs (such as The Teenage Mutant Ninja Turtles, G.I. Joe, Power Rangers, Sonic the Hedgehog and Transformers) were initially produced in large part to support the sales of merchandise associated with these programs.

         In addition to utilizing television to advertise products to children, children's programming itself provides broad licensing and merchandising opportunities. Characters developed in a popular series, and often the series themselves, achieve a high level of recognition and popularity among children, making them valuable assets for the licensing and merchandising market, where they can provide attractive "branding" opportunities. The children's market Is one of the fastest growing segments in licensed merchandising sales, relating to children-oriented products. Among the most popular licensed items are toys, T-shirts, food, watches and soft vinyl goods such as boots, backpacks and raincoats.

         In addition to the distribution venues described above, a number of other sources of revenue exist for the exploitation of ancillary rights. For Instance, interactive technology is rapidly evolving to integrate full motion video with the personal computer, creating an increasing array of opportunities for distribution rights in a market commonly referred to as "multimedia".

    -    THE INTERNET

         The interactive entertainment software industry generated an estimated $4.4 billion in retail sales in 1996, according to IDC/Link research, and $3.3 billion in indirect sales, for a total of $7.7 billion in direct and indirect sales.

         The video game market has grown exponentially since it was first introduced in the late 1970s. Today, almost two-thirds of U.S. households have a cartridge game system or a personal computer on which games can be played. In addition, today's gamers are able to use advanced gaming systems, including networked PCs, to challenge other players which is infinitely more interesting than playing against the computer.

         The Internet has the potential of making multi-player gaming explode. Currently, more than 5 million users are spending more than 5 hours a week on-line. However, gaming on the Internet has not yet taken off because of several complex technological challenges, one of which is the problem of "latency" or lag time.

         In 1999, American Dream Entertainment will lauch real-time multi-player gaming over the Internet. This multiplayer game "Robin and The Dreamweavers", will focus on environmental issues and will capitalize on the natural desire to explore the world and participate in great adventures. Participants will be able to check-out the latest multi-player episodic game story and test their skills against millions of potential opponents. They will also be able to participate in contests, tournaments, and special events that are targeted to their individual game and leisure interests. This service will be speech-enabled, so players will be able to taunt their opponents, or cheer their teams on, as they play. In addition, text and voice based chat areas will provide a place to hang out with friends, meet other players and even plot winning strategies with their teams. Industry insiders believe that one of the next big waves will be PC-based, real-time multi-player internet games, especially because PCs have much more built-in connectivity than traditional video-game platforms.

         We maintain an Internet Site that displays information regarding the "Robin and The Dreamweavers" media products, and general information about us and our progress in marketing products, news relating to product improvements and new products, distribution agreements, release dates of feature films, video series Internet games, and future developments. In addition, we utilize the Internet to display and market the products that we intend to provide which will include merchandising various products for direct sale over the Internet.

EMPLOYEES

As of May 31, 1999, American Dream had (4) four employees. We consider our relations with our employees to be excellent.


ITEM 2.  PROPERTIES

We currently lease and occupy an office located at 20501 Ventura Boulevard, Woodland Hills, California 91364-2313. Our monthly lease payment is $540. This lease expires in February 2000.

ITEM 3.  LEGAL PROCEEDINGS.

American Dream Entertainment is not party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS.

On May 28, 1999, pursuant to an action by Dreamweavers, N.V., as the holder of a majority of our outstanding shares of Common Stock, an Amendment to our Articles of Incorporation was filed with the State of Minnesota, which (i) changed our corporate name from Federal Affordable Housing Corporation to American Dream Entertainment, Inc. and (ii) increased our authorized Common Stock to 50,000,000 shares, par value $.0001. Dreamweavers, N.V., as the holder of a majority of the outstanding shares of Common Stock, also appointed Mr. Dirk W. Peschar, Arjen de Groot and Mr. Jules H. van Marken as our officers and directors and the former officers and directors of Federal Affordable Housing Corporation resigned.

                                     PART II
                                     -------


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Set forth below is information concerning the trading history of Federal Affordable Housing Corporation's Common Stock. As noted below, our Common Stock ceased trading in the fourth quarter of 1997. The transfer agent and registrar for the Common Stock is American Securities Transfer and Trust, Inc. 12039 West Alameda Parkway, Lakewood, Colorado 80226. The following table sets forth, to the best of our knowledge, for the periods indicated the high and low sale prices for shares of our Common Stock as reported to us by representatives of our prior underwriter, Bernard, Lee & Edwards Securities, Inc.



                                                       Sales Price
                                             High                       Low

Fiscal Year Ended 1995
         Fourth Quarter                      8-1/2                      7
         Third Quarter                       8-1/2                      7

Fiscal Year Ended 1996
         Fourth Quarter                      8                          6-3/4
         Third Quarter                       8                          6-3/4
         Second Quarter                      8                          7
         First Quarter                       8                          7

Fiscal Year Ended 1997
         Fourth Quarter                      --                         --
         Third Quarter                       7-3/4                      6-1/2
         Second Quarter                      7-3/4                      6-1/2
         First Quarter                       8                          6-1/2


The Company's common stock is not listed on NASDAQ, or is not currently traded in the over-the-counter market in the so called "pink sheets," or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD"). Accordingly, an investor may find it difficult to dispose of, or obtain accurate quotations as to the market value of the common stock. Further, in the absence of a security being quoted on NASDAQ, a market price of at least $5.00 per share or the Company having in excess of $2,000,000 in net tangible assets, trading in the Company's securities may be covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers' written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in his offering to sell their securities in the secondary market.

Previously, the SEC adopted seven rules ("Rules") under the Securities Exchange Act of 1934 requiring broker/dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non-NASDAQ securities priced below $5.00 per share) to provide to those customers certain specified information. Unless the transaction is exempt under the Rules, broker/dealers effecting customer transactions in such defined penny stocks are required to provide their customers with: (1) a risk disclosure document; (2) disclosure of current bid and ask quotations, if any; (3) disclosure of the compensation of the broker/dealers and its sales person in the transaction; and (4) monthly account statements showing the market value of each penny stock held in the customer's account.

As a result of the aforesaid rules regulating penny stocks, the market liquidity for the Company's securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders sell their securities in the secondary market.

The Company has a pending Form 211 Application with the National Association of Securities Dealers ("NASD") to commence trading of the Company's common stock in the counter market in either the so called "pink sheets" or on the "Electronic Bulletin Board", of the NASD. On August 30, 1999, we received a comment letter from the staff at the NASD requesting that a copy of this Form 10-KSB be provided to the staff of the NASD upon filing with the SEC. The comment letter indicated that the staff of the NASD will re-examine our Form 211 submission following receipt of this Form 10-KSB. We are not aware of any other open issues remaining with the NASD. If the NASD does not approve our Form 211 Application or if the NASD continues to indicate that our Form 211 Application is deficient, we will not be able to commence trading of our common stock. Although we believe the filing of this Form 10-KSB will satisfy the staff of the NASD, there is no assurance that the NASD will approve our Form 211 filing.

Recent SEC and NASD revisions and interpretations of Rule 15c2-11 require us to maintain our status as a reporting company under Section 12(q) of the Securities Exchange At of 1934. Our failure to timely file annual, quarterly or other reports may affect our ability to maintain listing in the OTC "Electronic Bulletin Board".

DILUTION AND ABSENCE OF DIVIDENDS

We have not paid any cash dividends on our common stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. We plan to issue our shares in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Future issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

TRANSFER AGENT AND WARRANT AGENT

American Securities Transfer & Trust, Inc. of Denver, Colorado acts as the Company's Transfer Agent and Warrant Agent.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Affordable Housing Corporation was restructured December 31, 1998, reflecting a new line of business for the exploitation of media products known as "Robin and The Dreamweavers" within the United States. All assets and liabilities were transferred to a newly formed subsidiary, AAA Homes, Inc at December 31, 1998. The stock of AAA Homes, Inc. was distributed to our shareholders of record as of February 1, 1999. In May, 1999 we changed our name to American Dream Entertainment, Inc. to reflect this new line of business.

There were no revenues from December 31, 1998 until May 31, 1999 in the animated film business and we have incurred significant losses associated with the promotion of our animated feature film. American Dream Entertainment does not expect to generate revenues until its "Robin and The Dreamweavers" project is completed and becomes contractually available for telecasting or exhibition. The amount of distribution and licensing revenues earned by American Dream Entertainment will be dependent on, among other things, the timeline for the completion of the project and its distribution by others.

In the fiscal year ended May 31, 1998, Federal Affordable Housing Corporation's principal lines of business were in developing land for the purpose of building and selling residential housing. In this last year of operations in this business we sold 32 lots and 3 houses. We have since transferred all operations involving real estate and the development thereof, to AAA Homes, Inc. at December 31, 1998.

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

There were no revenues for the year ended May 31, 1999. Revenues for the year ended May 31, 1998 were $481,400 which consisted of the sales of real estate involving 32 lots and 3 houses.

Cost of sales for the fiscal year ended May 31, 1998 were $457,275 which represents a percentage of revenues of 95%. There were no cost of sales for the fiscal year ended May 31, 1999.

For the year ended May 31, 1999, total selling, general and administrative expenses were $261,069 as compared to $90,413 for the previous fiscal year, an increase of $170,656 or 189%. Of this $170,656 increase in selling, general and administrative, approximately $142,170 was due to promotional efforts associated with our animated feature film which was not pertinent in the prior year.

The decrease in interest expense was primarily due to the sale of the 32 lots and 3 houses and the complete payment of notes payable and long-term debt upon sale of these properties. Interest expense for the fiscal year ended May 31, 1999 was $ -0- as compared to $20,555 in the previous year.

Net loss was $249,880 for the year ended May 31, 1999, as compared to a net loss of $77,800 for the previous fiscal year ended May 31, 1998. This increase in net loss is associated with promotional efforts related to our animated feature film. In addition, there were no revenues in the fiscal year ended May 31, 1999 to absorb selling, general, and administrative expenses incurred during the period.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

Sales in 1998 increased 3295% to $481,400 over the $14,178 recorded in 1997, as a result of the sale of houses and land. The company sold 32 lots and 3 houses in the fiscal year ended May 31, 1998.

Cost of goods sold for the fiscal year ended May 31, 1998, increased to $457,275 from zero in fiscal 1997. Cost of goods as a percentage of sales represents 95% in fiscal 1998.

For the year ended May 31, 1998, total selling, general and administrative expenses were $90,413, as compared to $49,936 for the previous fiscal year, an increase of $40,477. This increase was due to a $40,000 disclosure requirement in SAB 1:B regarding compensation expense for the fair value of services provided by management.

Net loss was $77,800 for the year ended May 31, 1998, as compared to a net loss of $35,758 for the previous fiscal year ended May 31, 1997. The increase in net loss was primarily attributable to a $40,000 disclosure requirement in SAB 1:B regarding compensation expense for the fair value of services provided by management which increased general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are currently funded through advances made on our behalf by Dreamweavers, N.V. Through May 31, 1999, Dreamweavers has advanced approximately $193,201 on our behalf. These amounts primarily relate to promotional costs and payments made to consultants, advisors, reimbursement of travel expenses and lease expenses. We are not presently generating sufficient revenues from operations to fund capital requirements. Our ability to alleviate our working capital deficit and obtain capital adequate to fund future costs associated with operations and expansion plans is dependent upon Dreamweavers, N.V. commitment to continue funding our operations, the private placement of our securities and the realization of projected sales for our products. There is no assurance that such revenues will be generated or that other funding will be available.

INFLATION

Inflation has not proven to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

YEAR 2000

The Year 2000 problem is the result of computer programming using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000.
This could result in a major system failure or miscalculations.

We use software, computer technology and other services developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. We are currently reviewing our products, our internal computer systems and the systems of third parties on which we rely for handling the Year 2000. We are also seeking confirmation from third parties that their systems are Year 2000 compliant or plans are being developed to address the Year 2000 problem. Based on information available to date, we believe that we will be able to complete our Year 2000 compliance review and make any necessary modifications to our internal systems prior to the end of 2000. We further believe that such review and modification will not require us to incur any material charge to operating expenses, although we cannot provide any assurance that such expenses will not be material. In addition, even if the year 2000 issue does not internally materially affect American Dream Entertainment, we could be affected through disruption in the operation of the activities in which we interact.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is presented at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by this item is incorporated by reference to the Form 8-Ks filed on July 13, July 26 and August 6, 1999 regarding Changes in Registrant's Certifying Accountant.



                                    PART III
                                    --------


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS.

DIRECTORS

The members of American Dream Entertainment's Board of Directors as of May 31, 1999 are as follows:

NAME                   AGE                        POSITION

Dirk W. Peschar        41                Chairman of the Board of Directors
                                         President, Chief Executive Officer

Arjen de Groot         36                Chief Financial Officer, Vice President
                                         of Operations, Director

Jules H. van Marken    65                Director

Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. See "Board of Directors" for a discussion of the Directors' terms.

Dirk W. Peschar is our President, Chief Executive Officer and Chairman of the Board. Mr. Peschar is also a shareholder of Dreamweavers, N.V. Mr. Peschar conceived of the "Robin and The Dreamweavers" concept in 1997. In the 1980's Mr. Peschar was a client services director at Saatchi & Saatchi. His clients there included high profile companies such as Proctor and Gamble and Mercedes Benz. In 1992, Mr. Peschar founded Shore Communications Network, a Netherlands corporation, which was an advertising agency, specializing in fast moving consumer products. He developed his business to four offices in The Netherlands before it was sold in 1996. In 1996, Mr. Peschar was client Services Director for Pay-Per-View Netherlands, where he met Mr. de Groot.

Arjen de Groot is our Chief Financial Officer and a Director. From 1994 through 1997, Mr. de Groot was the financial director of Pay-Per-View, Netherlands. Mr. de Groot is also a shareholder of Dreamweavers, N.V. In 1997, Mr. de Groot met with Mr. Peschar and became involved in "Robin and The Dreamweavers" project. Mr. de Groot has been an entrepreneur in The Netherlands since 1985, and has been involved in numerous start-up business interests.

Jules H. van Marken is a Director of the Company. Mr. van Marken is a retired television pioneer and continues to consult businesses in the television and entertainment industry. He was recently senior consultant for Graf Pay Per View TV (New York), and in Europe for Phillips and KPN.

BOARD OF DIRECTORS

The Company's Bylaws fix the size of the Board of Directors at no fewer than one and no more than 10 members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are three (3) directors.


ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued by the Company for the fiscal year ended May 31, 1999, to or for the account of the Chief Executive Officer. No other executive officer of the Company received an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

SUMMARY COMPENSATION TABLE


                                    Annual Compensation           Long-Term Compensation Awards

                                                                 Restricted
                                                  Other Annual   Stock     Options/  LTIP      All Other
Name & Principal              Salary    Bonus     Compensation   Award(s)  SARs      Payouts   Compensation
Position            Year        ($)      ($)          ($)          ($)      ($)       ($)         ($)


Dirk W. Peschar
President, CEO      1999      18,000     ---           ---         ---      ---       ---         ---



(1) Represents amount of Mr. Peschar's salary and expense reimbursements allocated to the Company from Dreamweavers, N.V.

During fiscal year ended May 31, 1999, the former executive officers of Federal Affordable Housing Corporation did not receive any compensation. We do not have employment agreements with any of our employees. We do not have any stock option plans.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1999 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.


-------------------------- --------------------- ------------------- ------------------------  -----------------------
(a)                        (b)                   (c)                 (d)                       (e)
-------------------------- --------------------- ------------------- ------------------------  -----------------------
-------------------------- --------------------- ------------------- ------------------------  -----------------------
                                                                                               Value of Unexercised
                                                                     Number of Unexercised     In-the Money Options
                           Shares Acquired                           options at FY-End         at FY-End($)
Name                       Exercise              Value Realize($)(1) Exercisable/Unexercisable Exercisable/Unexercisable(1)
-------------------------- --------------------- ------------------- ------------------------  -----------------------
Dirk W. Peschar                    -0-                 -0-                      -0-                      -0-
===================

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

DIRECTOR COMPENSATION

         A director who is an employee of the Company receives no additional compensation for services as director or for attendance at or participation in meetings except reimbursement of out-of-pocket expenses and options. Outside directors will be reimbursed for out-of-pocket expenditures incurred in attending or otherwise participating in meetings and may be issued stock options for serving as a director. The Company has no other arrangements regarding compensation for services as a director.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership known to Company of shares of Company Common Stock owned as of May 31, 1999 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company,
(iii) the Officers of the Company, and (iv) directors and executive officers of the Company as a group:


                                   Amount and Nature of
Name of Beneficial Owner(3)        Beneficial Ownership(1)  Percent of Class(2)
---------------------------        -----------------------  -------------------

Dirk W. Peschar (4) (5)                   6,160,000               33.4%
Arjen de Groot (6)                          960,000                5.2%
Jules H. van Marken                             ---                  0%
Dreamweavers, N.V.                       16,000,000                 89%
La Salle Group, Ltd.                        980,000                5.5%
All directors and executive officers
as a group (3 persons) (5)(6)             7,120,000               38.6%

(1)  Represents sole voting and investment power unless otherwise indicated.

(2) Based on approximately 17,980,000 shares of Company Common Stock outstanding as of May 31, 1999 plus, as to each person listed, that portion of the unissued shares of Company Common Stock subject to outstanding options which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(3)  The address of each individual is in care of the Company.

(4) May be deemed to be a "founder" of the Company for the purpose of the Securities Act.

(5) The number of shares shown in the above tables reflect indirect ownership through Dreamweavers, N.V. Mr. Peschar owns 38.5% of Dreamweavers, NV. and accordingly indirectly owns 33.4% of American Dream Entertainment, Inc. (88% ownership of Dreamweavers, N.V. multiplied by 38.5%).

(6) The number of shares shown in the above tables reflect indirect ownership through Dreamweavers, NV. Mr. de Groot owns, personally or through affiliate entities, 6% of Dreamweavers, N.V. and accordingly indirectly owns 5.2% of American Dream Entertainment, Inc. (8% ownership of Dreamweavers, N.V. multiplied by 6%).


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On  March  5,  1999,   Dreamweavers,   N.V.,  Curacao,  a  Netherlands  Antilles
corporation,  entered  into a Royalty and License  Agreement  granting  American
Dream Entertainment, Inc. an exclusive license agreement to exploit a medial concept known as "Robin and The Dreamweavers". The holding company of this media concept, Dreamweavers NV, owns 100% of the rights of the animated properties. In consideration of the License Agreement, we issued 16,000,000 shares of restricted common stock to Dreamweavers, N.V. which includes a royalty payment to Dreamweavers, N.V. equal to 3% of gross revenues.

The 16,000,000 shares represents approximately 88% of our total outstanding stock. In addition, this License Agreement provides for a cash payment of $5,500,000, from a private placement of our securities, to Dreamweavers, N.V. for the rights to the medial products consisting of a feature film together with the license for TV production of "Robin and The Dreamweavers", license for merchandising "Robin and The Dreamweavers", license for the music of "Robin and The Dreamweavers", license for designer fashion wear of "Robin and The Dreamweavers", license of the video of "Robin and The Dreamweavers", and license for private label merchandising of "Robin and The Dreamweavers" ancillary products.

Upon execution of the License Agreement, the President, Secretary and Director, Mr. Dick Metz, resigned and Mr. Dick W. Peschar, a resident and citizen of The Netherlands, was appointed President, Secretary and Director of the Company. Mr. Peschar also serves as CEO of Dreamweavers, N.V.

In connection with the License Agreement and in order to restructure American Dream Entertainment to reflect the new line of business for the exploitation of media products known as "Robin and The Dreamweavers" within the United States, we divested all assets and liabilities by transferring such assets and liabilities to a newly formed subsidiary, AAA Homes, Inc. We agreed to have no more than 1,000,000 shares of common stock outstanding prior to the issuance of 16,000,000 shares of restricted common stock to Dreamweavers, N.V. Mr. Dick Metz is the sole director and officer of AAA Homes, Inc. The shares of AAA Homes, Inc. were distributed to the Company's shareholders of record as of February 1, 1999.

La Salle Group, Ltd. is an unaffiliated entity and has acted as Dreamweavers, N.V.'s advisor and consultant. In connection with the License Agreement this entity was issued 980,000 restricted shares of our Common Stock.

Through May 31, 1999, Dreamweavers, N.V. has advanced us approximately $193,201. In the calendar year ended December 31, 1998, Dreamweavers, N.V. has invested approximately $3,400,000 for development, set up, marketing and sales expenses. To date, in fiscal 1999, Dreamweavers, N.V. has invested an additional $850,000 into the "Robin and The Dreamweavers" project. Dreamweavers, N.V. intends to pay these advances from the $5,500,000 payment due Dreamweavers, N.V. under the License Agreement.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         (1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         Financial Statements filed as part of this Report are set forth in Item 7 and are presented at page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

(a)(3) EXHIBITS.

(b)      Reports on Form 8-K

         (i) Form 8-K filed June 16, 1999 containing information regarding the Change of Control and Acquisition of Royalty and License Agreement.

         (ii) Form 8-Ks filed on July 13, July 26, and August 6, 1999, regarding the change in our Certified Public Accountant.

(c) Exhibits. See the Indexes to Exhibits below.

INDEX TO EXHBITS.

All of the items below are incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 33-67536-A, effective March 10, 1995, except for Exhibits 3.1 and 99.3, which are included with the filing and Exhibits 99.4 and 99.5, which were filed with the Form 8-K dated March 5, 1999, which is included with this filing.

Number                                  Description

3.1 Amendment to Articles of Incorporation changing name and increasing authorized common stock - May, 1999 (1)

4.1  Form of Common Stock Certificate (Exhibit 4.A of Form SB-2)

4.2 Form of Investor's Stock Purchase Warrant Certificate (Exhibit 4.B of Form SB-2)

99.3 Office Real Estate Lease - 20300 Venture Boulevard, Woodland Hills, California - dated February 12, 1999 (1)

99.4 Agreement  between   Dreamweavers,   N.V.,   Federal   Affordable   Housing
     Corporation and AAA Homes, Inc. relating to restructuring and license agreement (2)

99.5 Heads of the License and Royalty Agreement will Dreamweavers, N.V. for "Robin and The Dreamweavers" concepts in the United States (2)

(1)  Filed herewith
(2)  Filed as exhibits to Form 8-K filed on June 16, 1999.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   September 7, 1999               By:      /s/Dirk W. Peschar
                                                  ------------------
                                                  Dirk W. Peschar,
                                                  Principal Executive Officer
                                                  and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE         TITLE                                     DATE
         ---------         -----                                     ----

/s/ Dirk W. Peschar        President and Chief Executive
----------------------     Officer (Principal Executive        September 7, 1999
Dirk W. Peschar            Officer) and Director

/s/ Jules H. van Marken    Director                            September 7, 1999
-----------------------
Jules H. van Marken

/s/ Arjen de Groot         Chief Financial Officer (Principal  September 7, 1999
------------------         Financial Officer) Principal
Arjen de Groot             Accounting Officer, Director

                              Financial Statements

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                             As of May 31, 1999 and
                    For the Years Ended May 31, 1999 and 1998

                          Independent Auditors' Report

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                              Financial Statements

                             As of May 31, 1999 and
                    For the Years Ended May 31, 1999 and 1998










                                    Contents



Independent Auditors' Report on Financial Statements.......................F-1

Financial Statements:

    Balance Sheet..........................................................F-2
    Statements of Operations...............................................F-3
    Statements of Changes in Stockholders' Deficit.........................F-4
    Statements of Cash Flows.........................................F-5 - F-6
    Notes to Financial Statements...................................F-7 - F-11

                          Independent Auditors' Report




Board of Directors
American Dream Entertainment, Inc.
    (f/k/a Federal Affordable Housing Corporation)
Las Vegas, Nevada


We have audited the accompanying balance sheet of American Dream Entertainment, Inc. (f/k/a Federal Affordable Housing Corporation) as of May 31, 1999 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended May 31, 1999 and 1998. These financial statements are the responsibility of the management of American Dream Entertainment, Inc. (f/k/a Federal Affordable Housing Corporation). Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Dream Entertainment, Inc. (f/k/a Federal Affordable Housing Corporation) as of May 31, 1999 and the results of its operations and its cash flows for the years ended May 31, 1999 and 1998 in conformity with generally accepted accounting principles.




Certified Public Accountants
Tampa, Florida
August 31, 1999

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                                  Balance Sheet

                                  May 31, 1999





Assets
Current assets:
    Prepaid offering costs                                     $        104,098
                                                               ----------------

Other assets:
    Trademark and license                                             5,501,600
    Deposits                                                                550
                                                               ----------------
Total other assets                                                    5,502,150
                                                               ----------------

                                                               $      5,606,248
                                                               ================



Liabilities and Stockholders' Deficit Current liabilities:
    Due to stockholders                                        $      5,693,201
    Accrued expenses                                                    163,128
                                                               ----------------
Total current liabilities                                             5,856,329
                                                               ----------------


Stockholders' deficit:
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 17,980,000 shares issued and outstanding              1,798
    Capital in excess of par value                                      152,573
    Accumulated deficit                                                (404,452)
                                                               ----------------
Total stockholders' deficit                                            (250,081)
                                                               ----------------


                                                               $      5,606,248
                                                               ================





Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                            Statements of Operations





                                                    Year Ended May 31,
                                               --------------------------
                                                 1999               1998
                                               --------------------------

Sales                                                       $    481,400

Cost of sales                                                    457,275
                                               -------------------------

Gross profit                                                      24,125
                                               -------------------------

Operating expenses:
    General and administrative expenses      $   (261,069)       (90,413)
    Interest expense                                             (20,555)
    Other income                                   11,189          9,043
                                               -------------------------
                                                 (249,880)      (101,925)
                                               -------------------------

Net loss                                    $    (249,880)  $    (77,800)
                                               =========================

Loss per share                              $        (.05)         $(.16)
                                               =========================







Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                  Statements of Changes in Stockholders' Equity

                        Years Ended May 31, 1999 and 1998





                                                                                      Capital In
                                                            Common Stock              Excess Of        Accumulated
                                                       Shares          Amount         Par Value        Deficit

Balance, May 31, 1997,
    as previously stated                              493,500      $      49      $    486,838      $    (84,303)

Error in recording proceeds
    from stock offering                                                                (58,921)            7,531
                                                ----------------- --------------- -----------------   -----------

Balance, May 31, 1997,
    as restated                                       493,500             49           427,917           (76,772)

Distributions to stockholders                                                         (148,501)

Contribution of services and rent                                                       40,000

Net loss for year                                                                                        (77,800)
                                                ----------------- --------------- -----------------   -----------
Balance, May 31, 1998                                 493,500             49           319,416          (154,572)

Corporate restructuring                               506,500             51               (51)

Distributions of assets to
    stockholders                                                                      (166,792)

Issuance of common stock for
    trademark and license                          16,980,000          1,698

Net loss for year                                                                                       (249,880)
                                                ----------------- --------------- -----------------   -----------
Balance, May 31, 1999                              17,980,000      $   1,798      $    152,573        $ (404,452)
                                                ================= =============== =================   ===========




Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                            Statements of Cash Flows




                                                                                           Year Ended May 31,
                                                                                     ------------------------------
                                                                                         1999              1998
                                                                                     ------------------------------
Operating activities
    Net loss                                                                         $   (249,880)     $    (77,800)
                                                                                     ----------------  ------------
    Adjustments to reconcile net loss to net cash
        (used) provided by operating activities:
           Services contributed by stockholder                                                               40,000
           (Increase) decrease in:
               Inventory of lots                                                                            377,295
               Mortgage receivable                                                                         (221,500)
           Increase (decrease) in:
               Security deposits                                                             (550)
               Accrued expenses                                                           123,128
                                                                                     ---------------  -------------
    Total adjustments                                                                     122,578           195,795
                                                                                     ---------------  -------------
    Net cash (used) provided by operating activities                                     (127,302)          117,995
                                                                                     ---------------  -------------

Investing activities
    Proceeds from sale of investments                                                                       300,000
                                                                                     ---------------  -------------

Financing activities
    Advances from stockholders                                                            189,103            22,848
    Interest on mortgage                                                                   (1,188)
    Payments to stockholders                                                              (11,514)
    Cash transfer to subsidiary                                                           (53,313)
    Payments on notes payable and long-term debt                                                           (376,474)
    Payments on prepaid offering costs                                                    (64,000)
                                                                                     ---------------  -------------
    Net cash provided (used) by financing activities                                       59,088          (353,626)
                                                                                     ---------------  -------------

Net (decrease) increase in cash                                                           (68,214)           64,369

Cash, beginning of year                                                                    68,214             3,845
                                                                                     ---------------  -------------

Cash, end of year                                                                    $          0      $     68,214
                                                                                     ===============  =============




Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                            Statements of Cash Flows




                                                                                            Year Ended May 31,
                                                                                     ------------------------------
                                                                                         1999              1998
                                                                                     ------------------------------
Supplemental disclosures of cash flow information and
    noncash investing and financing activities
        Cash paid during the year for interest                                       $          0      $     20,555
                                                                                     ==============================

    During the year ended May 31, 1999, the Company transferred all of its assets and liabilities that relate to the operations of Federal Affordable Housing Corporation to AAA Homes, Inc., its wholly owned subsidiary. The net value of those assets and liabilities was $166,792. Then all of the common stock of AAA Homes, Inc. was distributed to stockholders of record as of February 1, 1999. The assets and liabilities distributed to AAA Homes, Inc. are as follows:

        Cash                                                 $     53,313
        Construction in progress                                    7,273
        Mortgage receivable                                       222,688
        Deposits                                                      424
        Stockholder payable                                       (35,676)
        Dividend payable                                          (81,230)
                                                             ------------
                                                             $    166,792
                                                             ============

    On March 15, 1999, the Company acquired the trademark and license for "Robin and The Dreamweavers" (see Note 1). The Company agreed to pay $5,500,000 on the completion of a private placement offering. Also, 16,000,000 shares of stock were issued at $.0001 per share.

    As part of the license and transfer, the Company issued 980,000 shares of stock for services. These shares of stock were valued at $.0001 per share. The recipient of these shares also received $100,000 in consulting fees, which were capitalized as prepaid offering costs.

    During the year ended May 31, 1998, the Company forgave a $67,271 related party receivable in return for 74,500 shares of the related company's stock. This stock was subsequently distributed to some of the Company's stockholders. Two of the Company's stockholders did not receive stock as part of this dividend. The Company has recorded a dividend payable totaling $81,230 for their pro rata share of the dividend (see Note 4).






Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                          Notes to Financial Statements

                             As of May 31, 1999 and
                    For the Years Ended May 31, 1999 and 1998




1.      Background Information and Change In Control

American Dream Entertainment, Inc. (the "Company") is a Minnesota corporation incorporated on March 5, 1993 as Federal Affordable Housing Corporation. Originally, the Company's principal lines of business were developing land for the purpose of building and selling residential housing. Operations were concentrated in Florida.

On March 5, 1999, the Company entered into a license and royalty agreement with Dreamweavers N.V., a company organized under the laws of Curacao. The Company has purchased from Dreamweavers N.V. and its affiliated companies the trademark and exclusive right to commercially exploit "Robin and the Dreamweavers," including media products, as well as a feature film together with licenses for television production, music videos, and private label merchandising, in the United States for $5,500,000, which shall be payable on the successful completion of a private placement of the Company's securities. As further consideration for the granting of the exclusive license and royalty agreement, the Company issued to Dreamweavers N.V. 16,000,000 shares of its restricted common stock. The 16,000,000 shares represent approximately 88 percent of the total outstanding stock of the Company. Hence, the Company is a majority owned subsidiary of Dreamweavers N.V. These shares were valued at par value $.0001 since the Company was inactive and had not been trading.

In accordance with this agreement, the Company has changed its name to American Dream Entertainment, Inc. The Company also increased the number of shares authorized to 50,000,000 and established a par value of $.0001 per share.

The Company assigned and transferred all of its assets (except for the above license and royalty agreement) and liabilities to AAA Homes, Inc., a related party. This transfer has been treated as a distribution to stockholders for the net book value of those assets transferred, which amounted to $166,792.

The corporate headquarters of the Company is located in Las Vegas, Nevada.









Read independent auditors' report.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                          Notes to Financial Statements

                             As of May 31, 1999 and
                    For the Years Ended May 31, 1999 and 1998




2.      Significant Accounting Policies

The significant accounting policies followed are:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company's trademark and license will be amortized on the ratio of current gross revenues to expected total gross revenues. Estimates of total gross revenues can change significantly due to the level of market acceptance of film and television products. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted. Such adjustments could have a material effect on results of operations in future periods. As of May 31, 1999, no amortization has been recorded since the film is still in production.

        The Company continually reviews the recoverability of the carrying value of long-term assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. As of May 31, 1999, the Company has determined that no such impairment has occurred.

        In connection with the Company's private placement, offering costs are deferred and are offset against the proceeds of the offering or expensed if the total offering is unsuccessful, both on a pro rata basis.




Read independent auditors' report.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                          Notes to Financial Statements

                             As of May 31, 1999 and
                    For the Years Ended May 31, 1999 and 1998




2.      Significant Accounting Policies (continued)

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

        The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.


3.      Related Party Transactions

After the Company's change in control on March 5, 1999, the Company received advances from the new majority stockholder. The advances totaled $193,201 as of May 31, 1999 and are non-interest bearing, unsecured, and have no specific repayment terms.

The Company entered into a license and royalty agreement with the new majority stockholder. The Company has agreed to purchase from Dreamweavers N.V. and its affiliated companies the trademark and exclusive right to commercially exploit "Robin and the Dreamweavers," including media products, as well as consisting of a feature film together with licenses for television production, music videos, and private label merchandising, in the United States for $5,500,000, which shall be payable on the successful completion of a private placement of the Company's securities. As further consideration for the granting of the exclusive license and royalty agreement, the Company issued to Dreamweavers N.V. 16,000,000 shares of its restricted common stock. The Company will pay a royalty fee of three percent of the revenues generated from the exploitation of the marketing and/or operation of "Robin and The Dreamweavers." The initial term of the royalty agreement is for 15 years, which may be extended for an additional 5 years.





Read independent auditors' report.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                          Notes to Financial Statements

                             As of May 31, 1999 and
                    For the Years Ended May 31, 1999 and 1998




3.      Related Party Transactions (continued)

The office spaced used by the Company has been provided free of charge for 1998 by a stockholder of the Company. In addition, this stockholder has provided management services for 1998 to the Company free of charge. The fair value of these services and the rent, which totals $40,000, has been recorded as a contribution to capital in the accompanying financial statements.

The above transactions are not necessarily indicative of transactions that would have been entered into by independent parties.


4.      Distribution of Suncoast Food Services, Inc. Common Stock

In prior years, the Company loaned $67,271 to Suncoast Food Services, Inc., a related company. In satisfaction of this debt, Suncoast Food Services, Inc. transferred 74,500 shares of its stock to the Company. During the year ended May 31, 1998, the Company distributed all 74,500 shares to certain stockholders and recorded a dividend payable totaling $81,230 to the stockholders that did not receive the shares of Suncoast Food Services, Inc. The unpaid dividend payable was distributed to AAA Homes, Inc. on March 5, 1999.


5.      Income Taxes

Income tax consists of the following:

                                                1999            1998
                                              ------------------------

        Loss carryforward                 $    140,000      $   55,000
        Less valuation allowance               140,000          55,000
                                              ------------------------
        Net deferred tax asset            $          0      $        0
                                              ========================

The amount of unused tax losses available to carry forward and apply against future years' taxable income is approximately $412,000. Deduction of these losses will be limited due to the change of control of the Company that took place on March 5, 1999. The losses will expire between 2008 and 2013. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.



Read independent auditors' report.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                          Notes to Financial Statements

                             As of May 31, 1999 and
                    For the Years Ended May 31, 1999 and 1998




6.      Loss Per Share

The net loss per share amount is based on weighted  average  shares  outstanding
for  the  years  ended  May  31,  1999  and  1998  of  4,815,614   and  493,500,
respectively.

Diluted net loss per share amounts are not presented because the Company has a simple capital structure that consists of common stock and includes no potential securities that would cause dilution of the number of shares.


7.      Prior Period Adjustment

Retained earnings at the beginning of 1998 has been adjusted to correct an error in recording the proceeds of a stock offering. The effect of this error in 1997 would have been to increase the net income in 1997 by $7,531.






Read independent auditors' report.