Form 10QSB
period 1999-08-31
AMERICAN DREAM ENTERTAINMENT INC
filed 1999-10-15
CIK 911356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1999

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

     [ X ] Yes [ ] No

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of September 28, 1999 was 17,980,000.

     Transitional Small Business Disclosure Format:

     [ ] Yes [ X ] No



                     FEDERAL AFFORDABLE HOUSING CORPORATION
                     --------------------------------------
         (Former name or former address, if changed since last report)

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                                      Index







                                                                         Page
Part I - Financial Information                                           ----

Item 1. Financial Statements

    Balance Sheet -
        August 31, 1999................................................... 1

    Statements of Operations -
        Three months ended August 31, 1999 and 1998....................... 2

    Statements of Cash Flows -
        Three months ended August 31, 1999 and 1998....................... 3

    Notes to Financial Statements......................................... 4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................... 5

Part II - Other Information

Item 1. Legal Proceedings................................................. 6

Item 5. Other Information................................................. 6

Item 6. Exhibits and Reports on Form 8-K.................................. 6

         Signatures....................................................... 7

Exhibit 11................................................................ 8

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                                  Balance Sheet

                                 August 31, 1999
                                   (Unaudited)


Assets
Current assets:
   Prepaid offering costs                          $              104,098
                                                      --------------------

Other assets:
   Trademark and license                                        5,501,600
   Deposits                                                           550
                                                      --------------------
                                                                5,502,150
                                                      --------------------


                                                   $            5,606,248
                                                      ====================



Liabilities and Stockholders' Deficit
Current liabilities:
   Due to stockholders                             $            5,748,587
   Accrued expenses                                               238,281
                                                      --------------------
Total current liabilities                                       5,986,868
                                                      --------------------


Stockholders' deficit:
   Common stock; $.0001 par value;
      50,000,000 shares authorized;
      17,980,000 shares issued and outstanding                     1,798
   Capital in excess of par value                                152,573
   Accumulated deficit                                          (534,991)
                                                     --------------------
Total stockholders' deficit                                     (380,620)
                                                     --------------------


                                                  $            5,606,248
                                                     ====================





See notes to financial statements.

                                    American Dream Entertainment, Inc.
                              (f/k/a Federal Affordable Housing Corporation)

                                         Statements of Operations
                                                (Unaudited)




                                                                         For the Three Months Ended
                                                                                  August 31,
                                                                  ------------------------------------------
                                                                        1999                    1998
                                                                  -----------------       ------------------


Operating expenses:
      General and administrative expenses                      $          (130,539)    $             (4,784)
      Interest income                                                            -                    4,530
      Other income                                                               -                    2,229
                                                                  -----------------       ------------------
                                                                          (130,539)                   1,975
                                                                  -----------------       ------------------

Net income (loss)                                              $          (130,539)    $              1,975
                                                                  =================       ==================


Accumulated deficit - beginning of period                                 (404,452)                (154,572)
                                                                  -----------------       ------------------

Accumulated deficit - end of period                            $          (534,991)    $           (152,597)
                                                                  -----------------       ------------------


Income (loss) per common share                                 $             (0.01)    $               0.00
                                                                  =================       ==================





See notes to financial statements.

                                               American Dream Entertainment, Inc.
                                         (f/k/a Federal Affordable Housing Corporation)

                                                    Statements of Cash Flows
                                                          (Unaudited)





                                                                                                For the Three Months Ended
                                                                                                        August 31,
                                                                                           --------------------------------------
                                                                                                 1999                1998
                                                                                           -----------------   ------------------

Operating activities
        Net income (loss)                                                               $          (130,539) $             1,975
        Adjustments to reconcile net loss to net
          cash (used) provided by operating activities:
            Increase (decrease) in:
                 Accrued expenses                                                                    75,154                    -
                                                                                           -----------------   ------------------
        Total adjustments                                                                            75,154                    -
                                                                                           -----------------   ------------------
        Net cash (used) provided by operating activities                                            (55,385)               1,975
                                                                                           -----------------   ------------------

Investing activities
                                                                                                          -                    -
                                                                                           -----------------   ------------------
        Net cash (used) provided by investing activities                                                  -                    -
                                                                                           -----------------   ------------------

Financing activities
        Advances from stockholders                                                                   55,385                    -
                                                                                           -----------------   ------------------
        Net cash (used) provided by financing activities                                             55,385                    -
                                                                                           -----------------   ------------------

Net (decrease) increase in cash                                                                           -                1,975

Cash, beginning of quarter                                                                                -               68,214
                                                                                           -----------------   ------------------

Cash, end of quarter                                                                    $                 -  $            70,189
                                                                                           =================   ==================




See notes to financial statements.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)
                          Notes to Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Audited Financial Statements for the year ended May 31, 1999 and 1998 of American Dream Entertainment, Inc.

In our opinion, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month period ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three month period ended August 31, 1999. The weighted average shares outstanding for the three month period ended August 31, 1999 was 17,980,000 as compared to 493,500 for the three months ended August 31, 1998.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of our balance sheet as of May 31, 1999, and related statements of operations, changes in stockholders equity, and cash flows ended May 31, 1999, as audited by Pender, Newkirk & Company, Certified Public Accountant.

                       AMERICAN DREAM ENTERTAINMENT, INC.
                 (f/k/a Federal Affordable Housing Corporation)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, our ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond our control. Although the we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.


GENERAL

American Dream Entertainment, Inc., formerly Federal Affordable Housing Corporation, acquired the exclusive rights in the United States to exploit the Media Property known as "Robin and The Dreamweavers" under a License and Royalty Agreement granted by Dreamweavers N.V. a Curacao Company that has developed the "Robin and The Dreamweavers" concept. This concept consists of several media products: an animated feature length show for television, an animated television series, a soundtrack, an Internet Site and games, a Robin private label (a fashion label with designs based upon the character of "Robin"), ancillary merchandising products related to the video games, toys, apparel, school supplies and cosmetic products.

There have been no revenues to date in the animated film business and we have incurred significant losses associated with the promotion of our animated feature film. American Dream Entertainment does not expect to generate revenues until the "Robin and The Dreamweavers" project is completed and becomes contractually available for telecasting or exhibition. The amount of distribution and licensing revenues earned by American Dream Entertainment will be dependent on, among other things, the timeline for the completion of the project and its distribution by others.

Lou Scheimer Productions in Los Angeles, California has been engaged for the production of the "Robin and The Dreamweavers" feature film and a twenty-six episode television series. The release of the film is expected in February 2000. Following this feature film release, we plan on releasing the first thirteen episodes of the series in June 2000. American Dream Entertainment has presented its "Robin and The Dreamweavers" project at "MIPCOM" in Cannes, France. Subsequently, we formed an agreement with Tempo Media, of Copenhagen, Denmark for the distribution of the television production in the United States and the United Kingdom. This agreement guarantees revenues of $9,000,000 for distribution in these two territories.


RESULTS OF OPERATIONS

Three  months  ended  August 31, 1999  compared to three months ended August 31,
1998

There were no revenues for the three month periods ended August 31, 1999 and 1998.

For the three month period ended August 31, 1999, total selling, general and administrative expenses were $130,539 as compared to $4,784 for the same period in 1998, an increase of $125,755. This increase in selling, general and administrative expenses is the result of promotional efforts associated with our animated feature film and higher professional fees which were not pertinent in the prior year period.

Interest income decreased from $4,530 in the three month period ended August 31, 1998 to -0- in the same period 1999. This interest income was due to interest earned on a mortgage receivable which was transferred to AAA Homes, Inc at December 31, 1998, and subsequently the stock distributed to our shareholders of record as of February 1, 1999.

Net loss was $130,539 for the three months ended August 31, 1999, as compared to net income of $1,975 for the previous period ended August 31, 1998. This increase in net loss is associated with promotional efforts related to our animated feature film. In addition, there was no revenue or interest income in the three month period ended August 31, 1999 to absorb selling, general, and administrative expenses incurred during the period.


LIQUIDITY AND CAPITAL RESOURCES

Our operations are currently funded through advances made on our behalf by Dreamweavers, N.V. Through August 31, 1999, Dreamweavers has advanced approximately $248,587 on our behalf. These amounts primarily relate to promotional costs and payments made to consultants, advisors, reimbursement of travel expenses and lease expenses. We are not presently generating sufficient revenues from operations to fund capital requirements. Our ability to alleviate our working capital deficit and obtain capital adequate to fund future costs associated with operations and expansion plans is dependent upon Dreamweavers, N.V. commitment to continue funding our operations, the private placement of our securities and the realization of projected sales for our products. There is no assurance that such revenues will be generated or that other funding will be available.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

American Dream Entertainment is not party to any material legal proceedings.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   October 15, 1999            By: /s/ Dirk W. Peschar
                                    -----------------------------
                                    Dirk W. Peschar, Principal Executive Officer
                                    and President