Form 10QSB
period 1999-11-30
AMERICAN DREAM ENTERTAINMENT INC
filed 2000-01-19
CIK 911356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 1999

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

     [ X ] Yes [ ] No

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of November 30, 1999 was 17,980,000.

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

Item 1. Financial Statements

    Balance Sheet -
        November 30, 1999................................................. 1

    Statements of Operations -
        Three months and six months ended November 30, 1999 and 1998...... 2

    Statements of Cash Flows -
        Three months and six months ended November 30, 1999 and 1998...... 3

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

Item 6. Exhibits and Reports on Form 8-K.................................. 6

         Signatures....................................................... 7

Exhibit 11................................................................ 8

                          American Dream Entertainment, Inc.
                    (f/k/a Federal Affordable Housing Corporation)

                                     Balance Sheet

                                   November 30, 1999
                                      (Unaudited)


Assets
Current assets:
   Cash                                                 $               10,000
   Prepaid offering costs                                              104,098
                                                           --------------------
                                                                       114,098
                                                           --------------------

Other assets:
   Trademark and license                                             5,501,600
   Deposits                                                                550
                                                           --------------------
                                                                     5,502,150
                                                           --------------------


                                                        $            5,616,248
                                                           ====================



Liabilities and Stockholders' Deficit
Current liabilities:
   Due to stockholders                                  $            5,853,536
   Accrued expenses                                                    276,726
                                                           --------------------
Total current liabilities                                            6,130,262
                                                           --------------------


Stockholders' deficit:
   Common stock; $.0001 par value; 50,000,000 shares
      authorized; 17,980,000 shares issued and outstanding               1,798
   Capital in excess of par value                                      152,573
   Accumulated deficit                                                (668,385)
                                                           --------------------
Total stockholders' deficit                                           (514,014)
                                                           --------------------


                                                        $            5,616,248
                                                           ====================





See notes to financial statements.

                       American Dream Entertainment, Inc.
                 (f/k/a Federal Affordable Housing Corporation)

                            Statements of Operations
                                   (Unaudited)




                                                    For the Three Months Ended                      For the Six Months Ended
                                                            November 30,                                   November 30,
                                             ---------------------------------------        ----------------------------------------
                                                    1999                 1998                      1999                  1998
                                             -----------------    ------------------        -----------------     ------------------


Operating expenses:
      General and administrative expenses   $        (133,394) $             (4,506)     $          (263,933)  $             (9,290)
      Interest income                                       -                 4,430                        -                  8,960
      Other income                                          -                     -                        -                  2,229
                                             -----------------    ------------------        -----------------     ------------------
                                                     (133,394)                  (76)                (263,933)                 1,899
                                             -----------------    ------------------        -----------------     ------------------

Net income (loss)                           $        (133,394) $                (76)     $          (263,933)  $              1,899
                                             =================    ==================        =================     ==================


Accumulated deficit - beginning of period            (534,991)             (184,554)                (404,452)              (186,529)
                                             -----------------    ------------------        -----------------     ------------------

Accumulated deficit - end of period         $        (668,385) $           (184,631)     $          (668,385)  $           (184,631)
                                             -----------------    ------------------        -----------------     ------------------

Income (loss) per common share              $           (0.01) $                -        $             (0.01)  $                -
                                             =================    ==================        =================     ==================





See notes to financial statements.

                                      American Dream Entertainment, Inc.
                                (f/k/a Federal Affordable Housing Corporation)

                                           Statements of Cash Flows
                                                 (Unaudited)




                                                                               For the Six Months Ended
                                                                                     November 30,
                                                                        ---------------------------------------
                                                                              1999                 1998
                                                                        ------------------   ------------------

Operating activities
        Net income (loss)                                            $           (263,933) $             1,899
        Adjustments to reconcile net loss to net
          cash (used) provided by operating activities:
            Increase (decrease) in:
                 Intercompany loans, construction in process
                   fees and costs, and deposits                                         -              (15,612)
                 Accrued expenses                                                 113,598                    -
                                                                        ------------------   ------------------
        Total adjustments                                                         113,598              (15,612)
                                                                        ------------------   ------------------
        Net cash (used) by operating activities                                  (150,335)             (13,713)
                                                                        ------------------   ------------------

Investing activities
        Net cash (used) provided by investing activities                                -                    -
                                                                        ------------------   ------------------

Financing activities
        Interest on mortgage                                                            -               (1,188)
        Advances from stockholders                                                160,335                    -
                                                                        ------------------   ------------------
        Net cash (used) provided by financing activities                          160,335               (1,188)
                                                                        ------------------   ------------------

Net (decrease) increase in cash                                                    10,000              (14,901)

Cash, beginning of period                                                               -               68,214
                                                                        ------------------   ------------------

Cash, end of period                                                  $             10,000  $            53,313
                                                                        ==================   ==================



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

In our opinion, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month and six month periods ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three month and six month periods ended November 30, 1999. The weighted average shares outstanding for the three month and six month periods ended November 30, 1999 was 17,980,000 as compared to 493,500 for the three month and six month periods ended November 30, 1998.

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

Lou Scheimer Productions in Los Angeles, California has been engaged for the production of the "Robin and The Dreamweavers" feature film and a twenty-six episode television series. The release of the film is expected in February 2000. Following this feature film release, we plan on releasing the first thirteen episodes of the series in June 2000. American Dream Entertainment has presented its "Robin and The Dreamweavers" project at "MIPCOM" in Cannes, France. We signed an agreement with Tempo Media, of Copenhagen, Denmark for the distribution of the television production in the United States. This agreement could generate potential revenues of approximately $8,000,000.


RESULTS OF OPERATIONS

Three months ended November 30, 1999 compared to three months ended November 30, 1998

There were no revenues for the three month periods ended November 30, 1999 and 1998.

For the three month period ended November 30, 1999, total selling, general and administrative expenses were $133,394 as compared to $4,506 for the same period in 1998, an increase of $128,888. This increase in selling, general and administrative expenses is the result of promotional efforts associated with our animated feature film and higher professional fees which were not pertinent in the prior year period.

Interest income decreased from $4,430 in the three month period ended November 30, 1998 to -0- in the same period of 1999. This interest income was due to interest earned on a mortgage receivable which was transferred to AAA Homes, Inc at December 31, 1998, and subsequently the stock distributed to our shareholders of record as of February 1, 1999.

Net loss was $133,394 for the three months ended November 30, 1999, as compared to net loss of $76 for the previous period ended November 30, 1998. This increase in net loss is associated with promotional efforts related to our animated feature film. In addition, there was no revenue or interest income in the three month period ended November 30, 1999 to absorb selling, general, and administrative expenses incurred during the period.

Six months  ended  November 30, 1999  compared to Six months ended  November 30,
1998

There were no revenues for the six month periods ended November 30, 1999 and 1998.

For the six month period ended November 30, 1999, total selling, general and administrative expenses were $263,933 as compared to $9,290 for the same period in 1998, an increase of $254,643. This increase in selling, general and administrative expenses is the result of promotional efforts associated with our animated feature film and higher professional fees which were not pertinent in the prior year period.

Interest income decreased from $8,960 in the six month period ended November 30, 1998 to -0- in the same period of 1999. This interest income was due to interest earned on a mortgage receivable which was transferred to AAA Homes, Inc at December 31, 1998, and subsequently the stock distributed to our shareholders of record as of February 1, 1999.

Net loss was $263,933 for the six months ended November 30, 1999, as compared to net loss of $1,899 for the previous period ended November 30, 1998. This increase in net loss is associated with promotional efforts related to our animated feature film. In addition, there was no revenue or interest income in the six month period ended November 30, 1999 to absorb selling, general, and administrative expenses incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

Our  operations  are  currently  funded  through  advances made on our behalf by
Dreamweavers, N.V. Through November 30, 1999, Dreamweavers has advanced approximately $353,536 on our behalf. These amounts primarily relate to promotional costs and payments made to consultants, advisors, reimbursement of travel expenses and lease expenses. We are not presently generating sufficient revenues from operations to fund capital requirements. Our ability to alleviate our working capital deficit and obtain capital adequate to fund future costs associated with operations and expansion plans is dependent upon Dreamweavers, N.V. commitment to continue funding our operations, the private placement of our securities and the realization of projected sales for our products. There is no assurance that such revenues will be generated or that other funding will be available.


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



Date:   January 19, 1999   By:      /s/ Dirk W. Peschar
                                    -------------------
                                    Dirk W. Peschar, Principal Executive Officer
                                    and President