Form 10QSB
period 2000-02-29
AMERICAN DREAM ENTERTAINMENT INC
filed 2000-04-14
CIK 911356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 29, 2000

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

     [ X ] Yes [ ] No

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of February 29, 2000 was 17,320,000.

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

Item 1. Financial Statements

    Balance Sheet -
        February 29, 2000................................................. 1

    Statements of Operations -
        Three months and nine months ended February 29, 2000
         and February 28, 1999............................................ 2

    Statements of Cash Flows -
        Three months and nine months ended February 29, 2000
         and February 28, 1999............................................ 3

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

Item 6. Exhibits and Reports on Form 8-K.................................. 6

         Signatures....................................................... 7

Exhibit 11................................................................ 8

                           American Dream Entertainment, Inc.
                     (f/k/a Federal Affordable Housing Corporation)

                                     Balance Sheet

                                   February 29, 2000
                                      (Unaudited)


Assets
Current assets:
   Cash                                                           $                3,902
   Other                                                                          31,961
                                                                     --------------------
                                                                                  35,863
                                                                     --------------------

Other assets:
   Trademark and license                                                       5,501,600
   Deposits                                                                          550
                                                                     --------------------
                                                                               5,502,150
                                                                     --------------------


                                                                  $            5,538,013
                                                                     ====================



Liabilities and Stockholders' Deficit
Current liabilities:
   Due to stockholders                                            $            5,926,448
   Accrued expenses                                                              355,748
                                                                     --------------------
Total current liabilities                                                      6,282,196
                                                                     --------------------


Stockholders' deficit:
   Common stock; $.0001 par value; 50,000,000 shares
      authorized; 17,320,000 shares issued and outstanding                         1,732
   Capital in excess of par value                                                152,639
   Accumulated deficit                                                          (898,554)
                                                                     --------------------
Total stockholders' deficit                                                     (744,183)
                                                                     --------------------


                                                                  $            5,538,013
                                                                     ====================




See notes to financial statements.

                                       American Dream Entertainment, Inc.
                                 (f/k/a Federal Affordable Housing Corporation)

                                            Statements of Operations
                                                   (Unaudited)




                                             For the Three Months Ended             For the Nine Months Ended
                                          ---------------------------------      ---------------------------------
                                          February 29,       February 28,        February 29,       February 28,
                                              2000               1999                2000               1999
                                          --------------    ---------------      --------------    ---------------


Operating expenses:
     General and administrative
      expenses                          $      (230,169) $         (41,653)   $       (494,102) $         (50,943)
     Interest income                                  -              4,430                   -             13,390
     Other income                                     -                  -                   -              2,229
                                          --------------    ---------------      --------------    ---------------
                                               (230,169)           (37,223)           (494,102)           (35,324)
                                          --------------    ---------------      --------------    ---------------

Net income (loss)                       $      (230,169) $         (37,223)   $       (494,102) $         (35,324)
                                          ==============    ===============      ==============    ===============

Accumulated deficit - beginning
 of period                                     (668,385)          (224,630)           (404,452)          (226,529)
                                          --------------    ---------------      --------------    ---------------

Accumulated deficit - end of period     $      (898,554) $        (261,853)   $       (898,554) $        (261,853)
                                          --------------    ---------------      --------------    ---------------

Income (loss) per common share          $         (0.01) $           (0.08)   $          (0.03) $           (0.07)
                                          ==============    ===============      ==============    ===============




See notes to financial statements.

                         American Dream Entertainment, Inc.
                   (f/k/a Federal Affordable Housing Corporation)

                              Statements of Cash Flows
                                    (Unaudited)




                                                        For the Nine Months Ended
                                                      February 29,     February 28,
                                                     --------------------------------
                                                          2000             1999
                                                     ---------------  ---------------

Operating activities
       Net loss                                    $       (494,102) $       (35,324)
       Adjustments to reconcile net loss to net
        cash (used) by operating activities:
          Increase (decrease) in:
              Other current assets                          (31,961)
              Accrued expenses                              192,620                -
                                                     ---------------  ---------------
       Total adjustments                                    160,659                -
                                                     ---------------  ---------------
       Net cash (used) by operating activities             (333,443)         (35,324)
                                                     ---------------  ---------------

Investing activities
       Contributed Capital                                        -           30,000
       Increase in notes receivable                               -          (38,530)
                                                     ---------------  ---------------
       Net cash (used) by investing activities                    -           (8,530)
                                                     ---------------  ---------------

Financing activities
       Principle payments on notes payable                        -          (11,515)
       Offering costs                                       104,098
       Advances from stockholders                           233,247                -
                                                     ---------------  ---------------
       Net cash (used) provided by
       financing activities                                 337,345          (11,515)
                                                     ---------------  ---------------

Net (decrease) increase in cash                               3,902          (55,369)

Cash, beginning of period                                         -           68,214
                                                     ---------------  ---------------

Cash, end of period                                $          3,902  $        12,845
                                                     ===============  ===============


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

In our opinion, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month and nine month periods ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three month and nine month periods ended February 29, 2000. The weighted average shares outstanding for the three month period ended February 29, 2000 was 17,320,000 as compared to 493,500 for the three month period ended February 29, 1999. The weighted average shares outstanding for the nine month period ended February 29, 2000 was 17,762,418 as compared to 493,500 for the three month period ended February 29, 1999.

Note 3 - Equity Transactions

Please refer to Audited Financial Statements consisting of our balance sheet as of May 31, 1999, and related statements of operations, changes in stockholders equity, and cash flows for the year ended May 31, 1999, as audited by Pender, Newkirk & Company, Certified Public Accountant.

In December 1999, the company entered into a settlement agreement with Lasalle Group, Ltd. According to this settlement agreement, Lasalle Group, Ltd. agreed to return 660,000 shares of American Dream Entertainment common stock originally issued to assist the company in its capital raising efforts. These shares were returned to the company as treasury stock and subsequently retired during the nine month period ended February 29, 2000.

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

Lou Scheimer Productions in Los Angeles, California has been engaged for the production of the "Robin and The Dreamweavers" feature film and a twenty-six episode television series. The release of the film is expected in May 2000. Following this feature film release, we plan on releasing the first thirteen episodes of the series in June 2000. American Dream Entertainment has presented its "Robin and The Dreamweavers" project at "MIPCOM" in Cannes, France. We signed an agreement with Tempo Media, of Copenhagen, Denmark for the distribution of the television production in the United States. On January 25, 2000, the terms of this agreement were extended until June 1, 2000. This agreement could generate potential revenues of approximately $7.5 million.


RESULTS OF OPERATIONS

Three months ended February 29, 2000 compared to three months ended February 28, 1999

There were no revenues for the three month periods ended February 29, 2000 and February 28, 1999.

For the three month period ended February 29, 2000, total selling, general and administrative expenses were $230,169 as compared to $41,653 for the same period in 1999, an increase of $188,516. This increase in selling, general and administrative expenses is the result of promotional efforts associated with our animated feature film and higher professional fees that were not pertinent in the prior year period. In addition, general and administrative expenses reflect a write-off of offering costs of $104,098.

                       AMERICAN DREAM ENTERTAINMENT, INC.
                 (f/k/a Federal Affordable Housing Corporation)

Interest income decreased from $4,430 in the three month period ended February 28, 1999 to -0- in the same period of 1999. This interest income was due to interest earned on a mortgage receivable that was transferred to AAA Homes, Inc at December 31, 1998, and subsequently the stock distributed to our shareholders of record as of February 1, 1999.

Net loss was $230,169 for the three months ended February 29, 2000, as compared to net loss of $37,223 for the previous period ended February 28, 1999. This increase in net loss is associated with promotional efforts related to our animated feature film. In addition, there was no revenue or interest income in the three month period ended February 29, 2000 to absorb selling, general, and administrative expenses incurred during the period.

Nine months ended February 29, 2000 compared to Nine months ended February 28, 1999

There were no revenues for the nine month periods ended February 29, 2000 and February 28, 1999.

For the nine month period ended February 29, 2000, total selling, general and administrative expenses were $494,102 as compared to $50,943 for the same period in 1998, an increase of $443,159. This increase in selling, general and administrative expenses is the result of promotional efforts associated with our animated feature film and higher professional fees that were not pertinent in the prior year period.

Interest income decreased from $13,390 in the nine month period ended February 28, 1999 to -0- in the same period of 2000. This interest income was due to interest earned on a mortgage receivable that was transferred to AAA Homes, Inc at December 31, 1998, and subsequently the stock distributed to our shareholders of record as of February 1, 1999.

Other income decreased from $2,229 in the nine month period ended February 28, 1999 to -0- in the nine month period ended February 29, 2000.

Net loss was $494,102 for the nine months ended February 29, 2000, as compared to net loss of $35,324 for the previous period ended February 28, 1999. This increase in net loss is associated with promotional efforts related to our animated feature film. In addition, there was no revenue or interest income in the nine month period ended February 29, 2000 to absorb selling, general, and administrative expenses incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

Our  operations  are  currently  funded  through  advances made on our behalf by
Dreamweavers, N.V. Through February 29, 2000, Dreamweavers has advanced approximately $426,448 on our behalf. These amounts primarily relate to promotional costs and payments made to consultants, advisors, reimbursement of travel expenses and lease expenses. We are not presently generating sufficient revenues from operations to fund capital requirements. Our ability to alleviate our working capital deficit and obtain capital adequate to fund future costs associated with operations and expansion plans is dependent upon Dreamweavers, N.V. commitment to continue funding our operations, the private placement of our securities and the realization of projected sales for our products. There is no assurance that such revenues will be generated or that other funding will be available.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In December 1999, the company entered into a settlement agreement with Lasalle Group, Ltd. According to this settlement agreement, Lasalle Group, Ltd. agreed to return 660,000 shares of American Dream Entertainment common stock originally issued to assist the company in its capital raising efforts. These shares were returned to the company as treasury stock and subsequently retired during the nine month period ended February 29, 2000.

ITEM 5. OTHER INFORMATION

None

                       AMERICAN DREAM ENTERTAINMENT, INC.
                 (f/k/a Federal Affordable Housing Corporation)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   April 14, 2000        By:   /s/ Dirk W. Peschar
                                    -------------------
                                    Dirk W. Peschar, Principal Executive Officer
                                    and President