Form 10KSB
period 2000-05-31
AMERICAN DREAM ENTERTAINMENT INC
filed 2000-09-13
CIK 911356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 033-67536


                       AMERICAN DREAM ENTERTAINMENT, INC.
                       ---------------------------------
               (Exact name of registrant as specified in charter)



           Minnesota                                     59-3169033
  --------------------------                          ---------------
 (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification No.)


1800 East Sahara Avenue, Suite 107, Las Vegas, Nevada                    89104
-----------------------------------------------------                    -----
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

     [ X ] Yes [ ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent   reporting  period  May  31,
2000........$-0-.

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 31, 2000 was $76,857,310.

                               FORM 10-KSB - Index


                                     PART I

                                                                           Page
                                                                           ----

Item 1.           Description of Business ................................   2

Item 2.           Description of Property.................................   9

Item 3.           Legal Proceedings.......................................   9

Item 4.           Submission of Matters to a Vote of Security Holders.....   9


                                     PART II


Item 5.           Market of the Registrant's Securities and
                   Related Stockholder Matters............................  10

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........  11

Item 7.           Financial Statements and Supplementary Data.............  13

Item 8.           Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures................  13

                                    PART III


Item  9.          Directors and Executive Officers of the Registrant......  13

Item 10.          Executive Compensation..................................  14

Item 11.          Security Ownership of Certain Beneficial
                   Owners and Management..................................  15

Item 12.          Certain Relationships and Related Transactions..........  16

Item 13.          Exhibits, Consolidated Financial Statements,
                  Schedules and Reports on Form 8-K.......................  16

                  Signatures..............................................  18

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Dream Entertainment, Inc.'s industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.


                                     PART I


ITEM 1.  BUSINESS

GENERAL

American Dream Entertainment, Inc. is an entertainment company that has obtained the exclusive license for the territory of the USA for a creative animated cartoon property entitled "Robin and The Dreamweavers," aimed at the young adult market. The license consist of a feature length animation movie and 26 half hour episodes for all domestic media, including network and cable television and home video. Lou Scheimer Productions in Los Angeles, California, well known for such animated productions as Superman, Fat Albert & The Cosby Kids, Archie's, He-Man and She-Ra, is in charge of the television production and will deliver the feature film this Fall 2000 and the first 13 episodes by Spring 2001. Final exhibition is planned at the "MIPCOM" conference in Cannes, France on October 2, 2000, the world-renowned marketplace for television and movie productions.

American Dream Entertainment, Inc. acquired the exclusive rights in the United States for marketing and distributing the entire media properties known as "Robin and The Dreamweavers." In March 1999, the Company entered into a License and Royalty Agreement with Dreamweavers, N.V., a Curacao company, that developed the "Robin and The Dreamweavers" concept which consists of a feature length animation movie and 26 half hour episodes . This agreement granted the Company exclusive rights in the North American market for the feature film, TV series, Internet merchandising, music, video and publishing. The term of the agreement is for a period of 15 years, with an option to extend the license for an additional five-year period. In consideration of this License Agreement, American Dream Entertainment, Inc. issued 16,000,000 shares of restricted common stock to Dreamweavers N.V. and agreed to pay Dreamweavers, N.V. a royalty equal to 3% of gross revenues. In addition, American Dream Entertainment, Inc. agreed to pay $5,500,000, which shall be payable on the successful completion of a private placement of the securities of American Dream Entertainment, Inc.

The "Robin and The Dreamweavers" concept consists of several media products, an animated feature length movie for television, animated TV series, music CDs, an Internet website with e-commerce capabilities and interactive games, private-label fashions based on the character of "Robin," ancillary merchandising products such as video games, toys, apparel, school supplies and cosmetic products.

American Dream Entertainment, Inc. also license and intends to market music properties based on the characters from the animated series. The Company plans to aggressively exploit its proprietary characters and programs through the licensing of merchandising products targeted at the 12 to 28 year old demographic.

American Dream Entertainment, Inc. has assembled a management team with broad experience and success in the field of animation and entertainment to exploit its media properties. The team consists of experts and specialists in production, sales, marketing, distribution, licensing and technical advice. Importantly, in late October 1999, American Dream Entertainment, Inc. presented its "Robin and The Dreamweavers" project at "MIPCOM" in Cannes, France. Because of that presentation, the Company entered into an agreement with Tempo Media of Denmark in cooperation with The Fremantle Corp., granting the exclusive rights to sell the television productions of "Robin and The Dreamweavers" to the United States.

On April 10, 2000 American Dream Entertainment, Inc. acquired, 100% of the common stock of Robinsdream Interactive N.V. ("RDI"), a Netherlands Antilles company for the consideration of 600,000 common shares of American Dream Entertainment, Inc. RDI is entitled to the exclusive exploitation of the "Robin and The Dreamweavers" related trademarks and characters with regard to the Internet and Interactive activities as well as to the sales of "Robin and The Dreamweavers" related products through an online shop on the Internet on a worldwide basis excluding the United States. According to a license agreement, the license fee paid to Dreamweavers, N.V. is 15 to 20 percent of the net revenues generated by Robinsdream Interactive N.V.

American Dream Entertainment, Inc. has not generated any media revenues to-date, but plans to generate revenues, in the future, from the creation, development, production, licensing and distribution of animated properties relating to "Robin and The Dreamweavers" for exhibition in all domestic media, which include home video, DVD, pay television and cable television markets. American Dream Entertainment, Inc. has also developed plans to market music properties based on the characters from the animated series.

In addition, American Dream Entertainment, Inc. is currently building a range of complementary media products to attract the younger audience groups that are its key target demographic. The company is in final negotiations with Lou Scheimer Productions in Los Angeles to acquire the license of two additional animated projects that satisfy the demand for animated media properties. These projects consist of 26 half-hour animated episodes and include such concepts as Hollywood 2090, a futuristic Hollywood action-packed adventure; Cleo, Empress of the Future, a family oriented cartoon with Cleopatra, the main character and her confrontation with the Roman Empire.

The Company's principal office is located at 1800 East Sahara Avenue, Suite 107, Las Vegas, Nevada 89104.

BUSINESS MODEL AND PRODUCTS

In March 1999, American Dream Entertainment, Inc. acquired the exclusive rights in the United States to exploit the Media Property known as "Robin and The Dreamweavers" under a License and Royalty Agreement granted by Dreamweavers N.V. a Curacao Company that has developed the "Robin and The Dreamweavers" concept. This concept consists of several media products, an animated feature length show for television, animated television series, a soundtrack, an Internet Site and games, a Robin private label (a fashion label with designs based upon the character of "Robin"), ancillary merchandising products related to the video games, toys, apparel, school supplies and cosmetic products.

The feature length animation movie, exploiting the characters of "Robin and The Dreamweavers", in traditional cell animation technique for exhibition in all domestic and international media, including home video and DVD and television, is planned to be licensed to Television stations worldwide. "Robin", the main character in the film and the series, who fights in a futuristic (cyber)world for "good", the environment and for tolerance, is contemporary, hip, sexy and wise in the ingenious way of today's young woman and appeals to all ages and demographics, especially to those who enjoy house and dance music, hip hop music and R&B. Due to the popularity and audience recognition of the main character, the project can branch out in many directions. In addition to the media products mentioned above including an animated television series, music CD's, an internet web site and games and ancillary merchandising products, the "Robin and The Dreamweavers" concept will consist of the "Robin and The Dreamweavers" private label (a fashion label with designs based upon the character of "Robin").

We plan on launching our marketing campaign by establishing broadcasting contracts with "Cable" television network companies. In addition, in conjunction with these broadcasting contracts, we plan on establishing marketing agreements for the merchandising of the music, fashion wear and related products under the "Robin and The Dreamweavers" trade mark.

The feature length animation movie, the television animation series, music CD's and DVD's ensure that an extensive multi-channel platform is established. The film and the animated television series are expected to stimulate interest by broadcasters and advertisers which will, in turn, create demand for additional animated products, commercials during the broadcast, advertisements on the various web-sites that target consumer sites and appeal to customers' specific interests, data based "chat rooms", sales of CD's, clothing, school supplies and videogames through a variety of distribution channels.

In addition to these products, American Dream Entertainment, Inc. intends in the future to extend its product portfolio with other (entertainment) related activities.


Proposed Products to be Offered

1. Animated Television. The Company will continue to attempt to acquire animated television series for exhibition in all domestic and international media. Each half-hour episode will be a complete story that deals with a contemporary social issue relevant to young adults or mature themes.

2. Music CD's. As music plays an important role in the success of the various animation projects, the best songwriters and most successful producers have been contracted for the compositions. To ensure the contemporary music focus of the projects, up and coming dance producers will provide new songs by well respected performers. The music, with a high "house", "dance", "hip hop", "R&B" or "jazzy" content, such depending on the specific animation project, will be available on a (double) CD album.

3. Multi Media Platform. With the concept of "Robin and The Dreamweavers" still in its premature phase, it had already become clear to its creators that the current technological developments would not only provide the right expedient, but also be the motive to launch the various projects of the Company as the ultimate multi channel concepts. In this time of sending enormous data bulk in seconds, streaming video on the computer, broadband, WAP technology and so on, the possibilities of putting such multimedia concepts on the market will prove to be endless. The Company focuses on the combination between television, Internet, video's, games, database marketing, WAP and telecommunications to come to an optimal use of the current multi channel possibilities, enabling the Company to provide every segment in the target audience with the correct information, services or products at the proper time.

The Company will utilize broad-based proprietary digital development techniques to create leading edge entertainment contents. CDRom's, Internet web sites data base marketing will, amongst others, feature multi-player game experiences, sponsorship and marketing opportunities as well a gaming applets and shopping components. The Internet sites will be used to create awareness of the characters, cross promote all revenue streams, generating sales, advertising revenues and subscription fees.

4. A "Robin and The Dreamweavers" Private Fashion Label. Capitalizing on unique designs based upon the character of "Robin" and her friends, the Company will develop a fashion label and will use "Robin" in numerous international campaigns.

5. Ancillary Merchandising Products. As the main aim of the Company is to make revenues out of licensing and merchandising of the various characters, the Company will oversee the license and merchandising of consumer products, such as video games, toys, apparel, school supplies, etc. As the various exciting, intelligent and fantasy-full characters lend themselves perfectly to generating income, the Company is looking into developing electronic gadgets such as a pager memo watch and a pocket e-mail device and stationary, personal care/cosmetic products and other young adult oriented merchandise.

Through identification with the main characters in the feature length animation movie, the animation series on TV and all corresponding merchandising products, the projects of the Company lend themselves to generating various streams of revenues.

MATERIAL CONTRACTS

License and Royalty Agreements
The Company is the beneficiary to Licensing and Royalty Agreements in terms of which the Company has obtained an exclusive license for a period of fifteen (15) years, with the option to extend for an additional five (5) years, for the USA rights to "Robin and The Dreamweavers."

The full range of media products includes the following:

-        Animated Feature Length Movie for Television
-        Animated Television Series
-        Music CD's
-        Internet Web Site and Game
-        A "Robin and The Dreamweavers" Private Label
-        Ancillary Merchandising Products

American Dream Entertainment, Inc. is indirectly benefited through its subsidiary Robinsdream Interactive, N.V. Robinsdream Interactive, N.V. entered into a License Agreement with Dreamweavers, N.V. dated June 16, 1999 granting it a license for a period of fifteen (15) years, with the option to extend for an additional fifteen (15) years, for the exclusive exploitation of the "Robin and The Dreamweavers" related trademarks and characters with regard to the Internet and Interactive activities. In addition, this agreement grants Robinsdream Interactive, N.V. the license for the sales of "Robin and The Dreamweavers" related products through an online shop on the Internet on a worldwide basis excluding the United States.

Television Distribution Agreements. American Dream Entertainment, Inc. entered into an agreement with Tempo Media of Denmark, in cooperation with The Fremantle Corporation, for the purchase of the exclusive rights to sell the television production "Robin and The Dreamweavers" in the United States.

MARKETING AND DISTRIBUTION

American Dream Entertainment, Inc. has recognized the value of viewers in the teen/young adult age group. This target group gains increased financial independence beginning at age 13, at which time they typically go unsupervised to the movies or malls, shop on their own, and make their own purchasing decisions. Young adults have an average of $500 per month in disposable income. They typically influence 20% of family spending which represents more than 20% of the total dollar amount spent on CD's, Electronics, and Video games.

"Robin and The Dreamweavers" was created and designed to attract the appetite of this market and stimulate purchases of ancillary products that include lines of merchandise that are designed for the young adult market. Examples of these products are clothing, accessories, compact discs, stationery items, fitness Items, cosmetics, jewelry, watches, cell phones, home furnishing, bank accounts, limited access credit cards, video games, and computers.

American Dream Entertainment, Inc. intends to use the following media outlets for the exploitation of its products:

U.S. Television
---------------

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

Recent increases in the penetration and viewership for Turner-Warner Cartoon Network may indicate that this avenue of distribution/exhibition will continue to grow as an important outlet for animated programming. Notwithstanding potential growth in the animated programming industry, other factors exert contrary pressures on the number of slots available for animated programming and we believe that there will be fewer slots available for such programming in the coming seasons than existed in the past.

Growth in National Television
-----------------------------

The growth in the number  national  television  outlets has  created  additional demand for animated programming. The commercialization of the television industry has encouraged a ratings/revenue-oriented focus among broadcasters, thereby increasing the demand for higher quality television entertainment. Animated programs produced in the United States have enjoyed wide acceptance nationally. In addition, the national market has experienced an increase in the number of cable and satellite programming services. These added programming services have created an opportunity for distributors, including American Dream Entertainment, Inc., to license simultaneously both traditional broadcast and satellite programming rights within the same territory. Television, cable, satellite and home video sales of animated programs produced in the United States can account for the majority of the revenue for a given program. Because the global demand has grown, it has created a need for and an opportunity to produce internationally created animated programs. U.S. producers work collaboratively with their international peers to develop and produce programs for initial releases simultaneously throughout the world. American Dream Entertainment, Inc. is concentrating its efforts on the U.S. market, which is the largest and most lucrative market and the market for which it has obtained exclusive rights under its Licensing and Royalty Agreement.

Home Video and DVD
------------------

The home video distribution business involves the promotion and sale of videocassettes and videodisks to local, regional and national video retailers (i.e. video specially stores, convenience stores, record stores and other outlets), which then rent or sell such video cassettes and video disks to consumers primarily for private viewing. When video cassettes are sold directly to the public they are priced significantly lower than the prices charged to wholesalers who will rent the video. This direct sale to consumers is commonly referred to as the "sell-through market." In a typical home video deal, the wholesale distributor will receive a non-refundable advance to be applied against royalties which may range from 8% to 25% of the wholesale selling price of a video cassette or disk. Due to the significant revenue that can be generated from licensing and merchandising television characters, producers and owners of animated characters seek to drive sales of toys and other licensed products through the production and distribution of programs featuring their characters. In addition to utilizing television to advertise products to children, children's programming itself provides broad licensing and merchandising opportunities. Characters developed in a popular series, and often the series themselves, achieve a high level of recognition and popularity among children, making them valuable assets for the licensing and merchandising market, where they can provide attractive "branding" opportunities. The children's market is one of the fastest growing segments in licensed merchandising sales, relating to children-oriented products. Among the most popular licensed items are toys, T-shirts, food, watches and soft vinyl goods such as boots, backpacks and raincoats. In addition to the distribution venues described above, a number of other sources of revenue exist for American Dream Entertainment, Inc. for the exploitation of ancillary rights. For Instance, interactive technology is rapidly evolving to integrate full motion video with the personal computer, creating an increasing array of opportunities for distribution rights in a market commonly referred to as "multimedia".

The Internet
------------

The video game market has grown exponentially since it was first introduced in the late 1970s. Today, almost two-thirds of U.S. households have a cartridge game system or a personal computer on which games can be played. In addition, today's gamers are able to use advanced gaming systems, including networked PCs, to challenge other players which is infinitely more interesting than playing against the computer. The Internet has the potential of making multi-player gaming explode. Currently, more than 5 million users are spending more than 5 hours a week on-line. However, gaming on the Internet has not yet taken off because of several complex technological challenges, one of which is the problem of "latency" or lag time. American Dream Entertainment, Inc. plans to develop a real-time multi-player gaming over the Internet. This multiplayer game "Robin and The Dreamweavers," will focus on environmental issues and will capitalize on the natural desire to explore the world and participate in great adventures. Participants will be able to check-out the latest multi-player episodic game story and test their skills against millions of potential opponents. They will also be able to participate in contests, tournaments, and special events that are targeted to their individual game and leisure interests. This service will be speech-enabled, so players will be able to taunt their opponents, or cheer their teams on, as they play. In addition, text and voice based chat areas will provide a place to hang out with friends, meet other players and even plot winning strategies with their teams. Industry insiders believe that one of the next big waves will be PC-based, real-time multi-player internet games, especially because PCs have much more built-in connectivity than traditional video-game platforms.

American Dream Entertainment, Inc. will maintain an Internet Site that displays information regarding the "Robin and The Dreamweavers" media products, and general information about the Company and its progress in marketing products, news relating to product improvements and new products, distribution agreements, release dates of feature films, video series Internet games, and future developments. In addition, American Dream Entertainment, Inc. will utilize the Internet to display and market the various "Robin and The Dreamweavers" products for direct sale over the Internet.

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

COMPETITION

American Dream Entertainment, Inc. will experience intense competition with respect to its animated feature film, 26 half hour episodes and its animation products.

Movie Studios. American Dream Entertainment, Inc.'s animated property will compete with feature films and other family-oriented entertainment products produced by major movie studios and later made for television, including Disney, Pixar, DreamWorks SKG ("DreamWorks"), Warner Bros. Inc., Sony Pictures Entertainment ("Sony"), Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Lucasfilm Ltd. ("Lucasfilm"), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

In 1998 and 1999, competition significantly intensified in the animated feature film market. Family-oriented animated feature films released in 1998 and 1999 included the following:

Released in 1998:

         - A Bug's Life by Pixar

         - Quest for Camelot by Warner Bros.,

         - The Rugrats Movie by Paramount,

         - Prince of Egypt by DreamWorks, and

         - Antz, a fully computer-animated movie by DreamWorks with its affiliate Pacific Data Images ("PDI").

Released in 1999:

         - Toy Story 2 by Pixar

         - Pokemon: The First Movie by Warner Bros.,

         - Tarzan by Disney, and

         - Iron Giant by Warner Bros.

In 1998, the release of A Bug's Life achieved domestic box office revenues exceeding $162 million, Antz, The Rugrats Movie and Prince of Egypt achieved domestic box office revenues of over $91 million, $100 million and $98 million, respectively. The release of Toy Story 2 in 1999 generated domestic box office revenues that exceeded $241 million. Other animated family-oriented feature films released during 1999, such as Pokemon: The First Movie, Tarzan, and Iron Giant, achieved domestic box office revenues of over $85 million, $171 million, and $23 million, respectively.

Our animated feature film will compete with feature films and other family oriented entertainment products produced by major movie studios and later made for television, including Disney, DreamWorks SKG ("DreamWorks"), Pixar, Warner Bros., Inc., Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Columbia Tri-Star Pictures Inc., Lucas film Ltd. ("Lucas film"), Universal City Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

We believe that the primary competitive factors in the market for animated feature films include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Because American Dream Entertainment, Inc. is a new company with limited financial resources, there is no assurance that we will be able to compete with these factors. However, we intend, wherever possible to enter into contractual relationships with companies which have been engaged in the communications, marketing and Internet business for a significant period of time to allow the Company to utilize its assets and management team productively.

We expect competition to intensify and increase in this market in the future. Currently, the majority of our potential competitors have longer operating histories, greater name recognition, and significantly greater financial, technical, marketing and other resources than American Dream Entertainment, Inc. There can be no assurance that we will be able to compete successfully against these competitors. Such competition could materially adversely affect our business, operating results or financial condition.


EMPLOYEES

As of May 31, 2000, American Dream Entertainment, Inc. had (4) four employees. We consider our relations with our employees to be excellent.


ITEM 2.  PROPERTIES

We currently lease and occupy an office located at 20300 Ventura Boulevard, Woodland Hills, California 91364-2313. Our monthly lease payment is $825.00. This lease expires on July 31, 2001.

In addition, we currently lease and occupy an office located at 2325 Lakeview Parkway, Alpharetta, Georgia 30004-1976. Our monthly lease payment is currently $1,818.75. This lease is on a month-to-month basis.

We occupy an office located at Amsterdamseweg 511, 1181 BS AMSTELVEEN, THE NETHERLANDS. This office is provided by Dreamweavers, N.V. and we currently pay no rent.


ITEM 3.  LEGAL PROCEEDINGS.

American  Dream  Entertainment,   Inc.  is  not  party  to  any  material  legal
proceedings.


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

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Our Common Stock is listed and traded on the NASDAQ OTC Bulletin Board under the symbol AMDM. As noted below, our Common Stock ceased trading in the fourth quarter of 1997 and did not begin trading again until the second quarter of 1999. The transfer agent and registrar for the Common Stock is Computershare Investor Services, (f/k/a American Securities Transfer and Trust, Inc.) 12039 West Alameda Parkway, Lakewood, Colorado 80226. The following table sets forth for the periods indicated the high and low sale prices for shares of the Common Stock as reported on the OTC. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                         Sales Price
                                               High                       Low

Fiscal Year Ended 1998
         Fourth Quarter                        --                         --
         Third Quarter                         --                         --
         Second Quarter                        --                         --
         First Quarter                         --                         --

Fiscal Year Ended 1999
         Fourth Quarter                        --                         --
         Third Quarter                         --                         --
         Second Quarter                        --                         --
         First Quarter                         --                         --

Fiscal Year Ended 2000
         Fourth Quarter                        12                         8-1/2
         Third Quarter                         8-3/4                      5-3/8
         Second Quarter(1)                     8-1/2                      2-1/8
         First Quarter                         --                         --


(1) Our Common Stock recommenced trading on approximately September 28, 1999.

As of May 31, 2000, there were approximately 100 holders of record for our common stock.

American Dream Entertainment, Inc.'s common stock is listed and traded on the NASDAQ OTC Bulletin Board under the symbol AMDM. Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock. Further, in the absence of a security being quoted on NASDAQ, a market price of at least $5.00 per share or a company having in excess of $4,000,000 in net tangible assets, trading in American Dream Entertainment, Inc.'s securities may be covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers' written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in the secondary market.

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

Recent changes to Rule 15c2-11 require that companies, such as American Dream Entertainment, Inc., must be reporting issuers under Section 12(g) of the Securities Exchange Act of 1934, as amended in order to maintain trading privileges on the "Electronic Bulletin Board". As such our inability to file form 10-K's, and other reports required under Section 12(g) on a timely basis would adversely effect the marketability of our securities.

As a result of the aforesaid rules regulating penny stocks, the market liquidity for American Dream Entertainment, Inc.'s securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders sell their securities in the secondary market.

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

TRANSFER AGENT AND WARRANT AGENT

Computershare Investor Services, (f/k/a American Securities Transfer & Trust, Inc.) of Denver, Colorado acts as the Company's Transfer Agent and Warrant Agent.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Affordable Housing Corporation was restructured March 5, 1999, reflecting a new line of business for the exploitation of media products known as "Robin and The Dreamweavers" within the United States. All assets and liabilities were transferred to a newly formed subsidiary, AAA Homes, Inc. The stock of AAA Homes, Inc. was distributed to our shareholders of record as of February 1, 1999. In May, 1999 we changed our name to American Dream Entertainment, Inc. to reflect this new line of business.

There have been no revenues from December 31, 1998 until May 31, 2000 in the animated film business and we have incurred significant losses associated with the promotion of our animated feature film. American Dream Entertainment, Inc. does not expect to generate revenues until the "Robin and The Dreamweavers" animated film is completed by Dreamweavers, N.V. and becomes contractually available for telecasting or exhibition. The amount of distribution and licensing revenues earned by American Dream Entertainment, Inc. will be dependent on its distribution by others.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

There were no revenues for the years ended May 31, 2000 and 1999.

For the year ended May 31, 2000, total selling, general and administrative expenses were $1,067,097 as compared to $383,432 for the previous fiscal year, an increase of $683,665 or 179%. Of this $683,665 increase in selling, general and administrative, approximately $305,000 consisted of consulting expenses related to our promotional efforts. Legal fees and management fees increased approximately $179,000 for the year ended May 31, 2000 as compared to the prior year. Additionally, an increase of approximately $190,000 was due to promotional, marketing, and administrative efforts associated with our animated feature film.

Interest expense was $511,000 for the year ended May 31, 2000 as compared to -0-in the prior year. This increase was attributed to imputed interest on shareholder advances at the Company's prevailing market rate.

Net loss was $1,578,842 for the year ended May 31, 2000, as compared to a net loss of $372,243 for the previous fiscal year ended May 31, 1999. This $1,206,599 increase in net loss is primarily attributed to consulting and promotional efforts related to our animated feature film. In addition, this increase was attributed to interest expense recorded on shareholder advances during the fiscal year ended May 31, 2000. There were no revenues in the fiscal year ended May 31, 2000 and 1999 to absorb selling, general, and administrative expenses incurred during the years.

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


LIQUIDITY AND CAPITAL RESOURCES

Management contemplates continuation of the Company as a going concern during the initial development and marketing of its medial properties. American Dream Entertainment, Inc. has sustained substantial operating losses in recent years and has no revenue. Further, at May 31, 2000, current liabilities exceed current assets by approximately $7,043,000 and total liabilities exceed total assets by approximately $1,390,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Our operations are currently funded through advances made on our behalf by Dreamweavers, N.V. and its principal shareholders. Through May 31, 2000, Dreamweavers has advanced approximately $1,227,851 on our behalf. These amounts primarily relate to promotional costs and payments made to consultants, advisors, reimbursement of travel expenses and lease expenses. We are not presently generating sufficient revenues from operations to fund capital requirements. Our ability to alleviate our working capital deficit and obtain capital adequate to fund future costs associated with our operations and our expansion plans and the $5,500,000 acquisition payment for the "Robin and The Dreamweavers" license right is dependent upon Dreamweavers, N.V. and its principal shareholders commitment to continue funding our operations, the private placement of our securities and the realization of projected sales for our products. There is no assurance that such revenues will be generated or that other funding will be available.


INFLATION

Inflation has not proven to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

YEAR 2000

To the best of our knowledge and belief, the Company has not experienced any disruption in data processing on our financial reporting and operational systems or malfunction in equipment containing microprocessors as a result of the year 2000 issue. We cannot be sure that some condition relating to the year 2000 exists, but has not been identified.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is presented at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by this item is incorporated by reference to the Form 8-K's filed on July 13, July 26 and August 6, 1999 regarding Changes in Registrant's Certifying Accountant.

                                    PART III
                                    --------


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS.

DIRECTORS

The members of American Dream Entertainment, Inc.'s Board of Directors as of May 31, 2000 are as follows:


NAME                                                 AGE                  POSITION
----                                                 ---                  --------
Dirk W. Peschar                                      42       Chairman of the Board of Directors
                                                              President, Chief Executive Officer

Arjen de Groot                                       37       Vice President of Operations, Director

Jules H. van Marken                                  66       Director


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

Arjen de Groot is our Vice President of Operations and a Director. From 1994 through 1997, Mr. de Groot was the financial director of Pay-Per-View, Netherlands. Mr. de Groot is also a shareholder of Dreamweavers, N.V. In 1997, Mr. de Groot met with Mr. Peschar and became involved in "Robin and The Dreamweavers" project. Mr. de Groot has been an entrepreneur in The Netherlands since 1985, and has been involved in numerous start-up business interests.

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


ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued by the Company for the fiscal year ended May 31, 2000, to or for the account of the Chief Executive Officer. No other executive officer of the Company received an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

SUMMARY COMPENSATION TABLE


                                    Annual Compensation           Long-Term Compensation Awards

                                                                 Restricted
                                                  Other Annual   Stock     Options/  LTIP      All Other
Name & Principal              Salary    Bonus     Compensation   Award(s)  SARs      Payouts   Compensation
Position            Year        ($)      ($)          ($)          ($)      ($)       ($)         ($)


Dirk W. Peschar
President, CEO      1999      ---        ---        18,000         ---      ---       ---         ---

Dirk W. Peschar
President, CEO      2000      ---        ---        60,000         ---      ---       ---         ---


------------------------

We do not have employment agreements with any of our employees. We do not have any stock option plans.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

         The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2000 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership known to Company of shares of Company Common Stock owned as of May 31, 2000 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company,
(iii) the Officers of the Company, and (iv) directors and executive officers of the Company as a group:

                                   Amount and Nature of
Name of Beneficial Owner(3)        Beneficial Ownership(1)  Percent of Class(2)
---------------------------        -----------------------  -------------------

Dirk W. Peschar (4) (5)                   3,231,958               18.0%
Arjen de Groot (6)                          840,311                4.7%
Jules H. van Marken                             ---                  0%
Elenora Shumsky                                 ---                  0%
Dreamweavers, N.V.                        6,162,000               34.4%
La Salle Group, Ltd.                        980,000                5.5%
All directors and executive officers
as a group (4 persons) (5)(6)             4,072,269               22.7%



     (1)  Represents   sole  voting  and  investment   power  unless   otherwise
          indicated.

     (2) Based on approximately 17,920,000 shares of Company Common Stock outstanding as of May 31, 2000 plus, as to each person listed, that portion of the unissued shares of Company Common Stock subject to outstanding options which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

     (3)  The address of each individual is in care of the Company.

     (4) May be deemed to be a "founder" of the Company for the purpose of the Securities Act.

     (5) The number of shares shown in the above tables reflect indirect ownership through Dreamweavers, N.V. Mr. Peschar owns 25.9% of Dreamweavers, NV. and accordingly indirectly owns 9% of American Dream Entertainment, Inc. (34% ownership of Dreamweavers, N.V. multiplied by 25.9%).

     (6) The number of shares shown in the above tables reflect indirect ownership through Dreamweavers, N.V. Mr. de Groot owns, personally or through affiliate entities, 4.76% of Dreamweavers, N.V. and accordingly indirectly owns 2% of American Dream Entertainment, Inc. (34% ownership of Dreamweavers, N.V. multiplied by 5.2%).

These shares of Common Stock held by beneficial owners are "Restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), and may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemptions provided by Rule 144 and Rule 701 promulgated under the Securities Act. The Restricted Shares were issued by the Company in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 or Rule 701 of the Securities Act.

In general, under Rule 144 as currently in effect any person (or persons whose shares are aggregated), including an affiliate, who has beneficially owned shares for a period of at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

         (1)      1% of the then-outstanding shares of common stock; and

         (2) the average weekly trading volume in the common stock during the four calendar weeks immediately preceding the date on which the notice of such sale on Form 144 is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to provisions relating to notice and manner of sale and the availability of current public information about us. In addition, a person (or persons whose shares are aggregated) who has not been an affiliate of us at any time during the 90 days immediately preceding a sale, and who has beneficially owned the shares for at least two years, would be entitled to sell such shares under Rule 144(k) without regard to the volume limitation and other conditions described above. While the foregoing discussion is intended to summarize the material provisions of Rule 144, it may not describe all of the applicable provisions of Rule 144, and, accordingly, you are encouraged to consult the full text of that Rule.

The possibility of future sales by existing stockholders under Rule 144 or otherwise may, in the future, have a depressive effect on the market price of the Common Stock, and such sales, if substantial might also adversely affect the Company's ability to raise additional capital.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On  March  5,  1999,   Dreamweavers,   N.V.,  Curacao,  a  Netherlands  Antilles
corporation,  entered  into a Royalty and License  Agreement  granting  American
Dream Entertainment, Inc. an exclusive license agreement to exploit a medial concept known as "Robin and The Dreamweavers". The holding company of this media concept, Dreamweavers NV, owns 100% of the rights of the animated properties. Upon execution of the License Agreement, the President, Secretary and Director, Mr. Dick Metz, resigned and Mr. Dirk W. Peschar, a resident and citizen of The Netherlands, was appointed President and Director of the Company. Mr. Peschar is also the founder of Dreamweavers N.V.

Dreamweavers, N.V., was originally issued 16,000,000 shares of the Issuer's Common Stock in connection with the Royalty and License Agreement and American Dream Entertainment, Inc. agreed to pay Dreamweavers, N.V. $5,500,000, which shall be payable on the successful completion of a private placement of the securities of American Dream Entertainment, Inc., and a royalty of three percent of gross revenue. Dreamweavers, N.V. has transferred 9,913,000 shares of the Issuer's Common Stock to certain stockholders and consultants in connection with pre-existing agreements and understandings. All but 2 of the 34 transferees are non-U.S. resident/citizens, and all reissued shares contain a restricted legend under Rule 144. Dreamweavers, N.V. currently owns 6,162,000 shares of the Issuer's Common Stock, which includes 75,000 shares issued in connection with the acquisition of RobinsDream Interactive, N.V., a Netherlands Antilles corporation, of which Dreamweavers, N.V. held a 12.5% interest. Accordingly, Dreamweavers, N.V. currently owns approximately 35.6% of the Issuer's outstanding Common Stock.

Through May 31, 2000, Dreamweavers, N.V. and other related parties have advanced us approximately $1,228,000.


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

         Number                                      Description
         ------                                      -----------

     3.1 Amendment to Articles of Incorporation changing name and increasing authorized common stock - May, 1999 (3)

     4.1  Form of Common Stock Certificate (Exhibit 4.A of Form SB-2)

     4.2 Form of Investor's Stock Purchase Warrant Certificate (Exhibit 4.B of Form SB-2)

     99.3 Office Real Estate Lease - 20300 Venture Boulevard, Woodland Hills, California - dated February 12, 1999 (3)

     99.4 Agreement between Dreamweavers, N.V., Federal Affordable Housing Corporation and AAA Homes, Inc. relating to restructuring and license agreement (2)

     99.5 Heads of the License and Royalty Agreement will Dreamweavers, N.V. for "Robin and The Dreamweavers" concepts in the United States (2)


     1.   Filed herewith.
     2.   Filed as exhibits to Form 8-K filed on June 16, 1999.
     3.   Files as exhibits to Form 10-KSB filed on September 7, 1999

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              American Dream Entertainment, Inc.


Date:   September 13, 2000                    By:      /s/Dirk W. Peschar
                                                       ------------------
                                                       Dirk W. Peschar
                                                       President & CEO

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


         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----

/s/ Dirk W. Peschar                                  President and Chief Executive
--------------------------                           Officer (Principal Executive                September 13, 2000
Dirk W. Peschar                                      Officer) and Director

/s/ Jules H. van Marken                              Director                                    September 13, 2000
----------------------------------
Jules H. van Marken

/s/ Arjen de Groot                                   Vice-President of Operations                September 13, 2000
--------------------------                           Director
Arjen de Groot

                        Consolidated Financial Statements

                       American Dream Entertainment, Inc.
                                and Subsidiaries

                        Years Ended May 31, 2000 and 1999
                          Independent Auditors' Report

               American Dream Entertainment, Inc. and Subsidiaries

                        Consolidated Financial Statements

                        Years Ended May 31, 2000 and 1999






                                    Contents



Independent Auditors' Report on Consolidated Financial Statements..........  F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet.............................................  F-3
    Consolidated Statements of Operations..................................  F-4
    Consolidated Statements of Changes in Stockholders' Deficit............  F-5
    Consolidated Statements of Cash Flows............................  F-6 - F-7
    Notes to Consolidated Financial Statements....................... F-8 - F-14

                          Independent Auditors' Report





Board of Directors
American Dream Entertainment, Inc. and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of American Dream Entertainment, Inc. and Subsidiaries as of May 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended May 31, 2000 and 1999. These consolidated financial statements are the responsibility of the management of American Dream Entertainment, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dream Entertainment, Inc. and Subsidiaries as of May 31, 2000 and the results of its operations and its cash flows for the years ended May 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $1,579,000 as of May 31, 2000 and has incurred substantial net losses in the previous year. At May 31, 2000, current liabilities exceed current assets by approximately $7,043,000 and total liabilities exceed total assets by approximately $1,390,000. These factors, and the others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Pender Newkirk & Company, CPAs
----------------------------------
Certified Public Accountants
Tampa, Florida
September 1, 2000

               American Dream Entertainment, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                  May 31, 2000





Assets
Current assets:
    Cash                                                       $         1,420
    Other receivables                                                   18,679
                                                               ---------------
Total current assets                                                    20,099

Other assets:
    Trademark and license                                            5,501,600
    Website development                                                147,781
    Deposits                                                             4,187
                                                               ---------------
Total other assets                                                   5,653,568


                                                               $     5,673,667
                                                               ===============


Liabilities and Stockholders' Deficit Current liabilities:
    Due to stockholders                                        $     6,727,851
    Accounts payable                                                   195,363
    Accrued expenses                                                   140,000
                                                               ---------------
Total current liabilities                                            7,063,214


Stockholders' deficit:
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 17,920,000 shares issued and outstanding             1,792
    Capital in excess of par value                                     670,324
    Accumulated deficit                                             (2,105,657)
    Accumulated other comprehensive income                              43,994
                                                               ---------------
Total stockholders' deficit                                         (1,389,547)


                                                               $     5,673,667
                                                               ===============




The accompanying notes are an integral part of the consolidated financial statements.

               American Dream Entertainment, Inc. and Subsidiaries

                      Consolidated Statements of Operations





                                                       Year Ended May 31,
                                              ----------------------------------
                                                    2000               1999
                                              ----------------------------------


Revenues                                    $            0     $             0
                                              ----------------------------------


Operating expenses:
    General and administrative expenses         (1,067,097)           (383,432)
    Interest expense                              (511,745)
    Other income                                                        11,189
                                              ----------------------------------


Net loss                                    $   (1,578,842)    $      (372,243)
                                              ==================================


Loss per share                                       $(.08)              $(.08)
                                              ==================================


Weighted average shares outstanding             18,252,712           4,891,230
                                              ==================================



The accompanying notes are an integral part of the consolidated financial statements.

               American Dream Entertainment, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Deficit

                        Years Ended May 31, 2000 and 1999




                                                                                                           Accumulated
                                                                      Capital In                             Other
                                            Common Stock              Excess Of       Accumulated         Comprehensive
                                        Shares         Amount         Par Value         Deficit              Income
                                      -----------------------------------------------------------------------------------
Balance, May 31, 1998                     493,500      $     49       $   319,416     $     (154,572)

Corporate restructuring                   506,500            51               (51)

Distributions of assets to
    stockholders                                                         (166,792)

Issuance of common stock
    for trademark and
    license and consulting
    agreement                          16,980,000         1,698

Net loss for year                                                                           (249,880)

Adjustment in connection
    with pooling of interest              600,000            60             5,940           (122,363)
                                     --------------------------------------------------------------------------------------

Balance, May 31, 1999                  18,580,000         1,858           158,513           (526,815)

Shares returned and retired
    due to termination of
    an agreement                         (660,000)          (66)               66

Imputed interest on
    stockholder advances                                                  511,745

Foreign currency
    translation adjustment                                                                                   $   43,994

Net loss for year                                                                         (1,578,842)
                                     ----------------------------------------------------------------------------------------
Balance, May 31, 2000                  17,920,000      $  1,792       $   670,324     $   (2,105,657)        $   43,994
                                     ========================================================================================





The accompanying notes are an integral part of the consolidated financial statements.

               American Dream Entertainment, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows





                                                                                           Year Ended May 31,
                                                                                   --------------------------------
                                                                                         2000              1999
                                                                                   --------------------------------
Operating activities
    Net loss                                                                       $   (1,578,842)     $   (372,243)
                                                                                   --------------------------------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Imputed interest on stockholder advances                                       511,745
           Write-off of prepaid offering costs                                            104,098
           Increase in:
               Other receivables                                                          (12,679)
               Other assets                                                                (3,637)             (550)
               Accounts payable and accrued expenses                                       (3,367)          245,491
                                                                                   --------------------------------
    Total adjustments                                                                     596,160           244,941
                                                                                   --------------------------------
    Net cash used by operating activities                                                (982,682)         (127,302)
                                                                                   --------------------------------


Financing activities
    Advances from stockholders                                                            984,102           189,103
    Interest on mortgage                                                                                     (1,188)
    Payments to stockholders                                                                                (11,514)
    Cash transfer to subsidiary                                                                             (53,313)
    Payments on prepaid offering costs                                                                      (64,000)
                                                                                   --------------------------------
    Net cash provided by financing activities                                             984,102            59,088
                                                                                   --------------------------------


Net increase (decrease) in cash                                                             1,420           (68,214)


Cash, beginning of year                                                                         0            68,214
                                                                                   --------------------------------


Cash, end of year                                                                  $        1,420      $          0
                                                                                   ================================


The accompanying notes are an integral part of the consolidated financial statements.

               American Dream Entertainment, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows




Supplemental disclosures of cash flow information and noncash investing and financing activities:

    During the year ended May 31, 1999, the Company transferred all of its assets and liabilities that relate to the operations of Federal Affordable Housing Corporation (subsequently known as American Dream Entertainment, Inc.) to AAA Homes, Inc., its then wholly owned subsidiary. The net value of those assets and liabilities was $166,792. Then all of the common stock of AAA Homes, Inc. was distributed to stockholders of record as of February 1, 1999. The assets and liabilities distributed to AAA Homes, Inc. are as follows:

        Cash                                                 $     53,313
        Construction in progress                                    7,273
        Mortgage receivable                                       222,688
        Deposits                                                      424
        Stockholder payable                                       (35,676)
        Dividends payable                                         (81,230)
                                                              ------------
                                                             $    166,792
                                                              ============

    On March 5, 1999, the Company acquired the trademark and license for "Robin and The Dreamweavers" (see Note 1). The Company agreed to pay $5,500,000 on the completion of a private placement offering. Also, 16,000,000 shares of stock were issued at $.0001 per share.

    During the year ended May 31, 1999, the Company issued 980,000 shares of stock in connection with a consulting agreement for assistance with the raising of capital. These shares of stock were valued at $.0001 per share. The recipient of these shares also received $100,000 in consulting fees, which were capitalized as prepaid offering costs. On December 2, 1999, the consulting agreement was terminated and 660,000 shares of stock were returned and retired. The $104,098 of prepaid offering costs that was associated with this agreement was expensed during the year ended May 31, 2000.

    During the years ended May 31, 2000 and 1999, the Company incurred website development costs amounting to $113,262 and $34,519, respectively. The website development was funded by the stockholder and accounts payable; hence, this is a noncash transaction.

    During the year ended May 31, 2000, the Company incurred a gain of $43,994 on foreign currency translation.



The accompanying notes are an integral part of the consolidated financial statements.

               American Dream Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        Years Ended May 31, 2000 and 1999



1.      Background Information and Change In Control

American Dream Entertainment, Inc. is a Minnesota corporation incorporated on March 5, 1993 as Federal Affordable Housing Corporation. Originally, the principal line of business was developing land for the purpose of building and selling residential housing. The Company changed its name to American Dream Entertainment, Inc. on May 28, 1999, increased the shares authorized to 50,000,000, and established a par value of $.0001 per share. The corporate headquarters is located in Las Vegas, Nevada.

On March 5, 1999, American Dream Entertainment, Inc. entered into a license and royalty agreement with Dreamweavers N.V., a company organized under the laws of Curacao. American Dream Entertainment, Inc. purchased the trademark and exclusive right to market "Robin and The Dreamweavers" from Dreamweavers N.V. and its affiliated companies. "Robin and The Dreamweavers" is a feature cartoon film being produced by Dreamweavers N.V. This agreement includes the right to distribute media products, as well as the feature film, together with licenses for television production, music videos, and private label merchandising in the United States of America. American Dream Entertainment, Inc. agreed to pay $5,500,000, which shall be payable on the successful completion of a private placement of the securities of American Dream Entertainment, Inc., and to pay a royalty of three percent of gross revenue. As further consideration for the granting of the exclusive license and royalty agreement in the United States of America, American Dream Entertainment, Inc. issued 16,000,000 shares of its restricted common stock to Dreamweavers N.V. The 16,000,000 shares represent approximately 89 percent of the total outstanding stock of American Dream
Entertainment, Inc. These shares were valued at a par value of $.0001 since American Dream Entertainment, Inc. was inactive and had not been trading.

On April 10, 2000, Robinsdream Interactive N.V. became a wholly owned subsidiary of American Dream Entertainment, Inc. through an exchange of common stock of companies under common control. This reorganization was accounted for in a manner similar to a pooling of interest, and the accompanying consolidated financial statements for 2000 are based on the assumption that the companies were combined for the entire year. The 1999 financial statements were restated to show the combined operations of both entities.

               American Dream Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        Years Ended May 31, 2000 and 1999



1.      Background Information and Change In Control (continued)

The following is a reconciliation of the amounts of net income previously reported for May 31, 1999 with restated amounts:

 Net income:
  As previously reported by American Dream Entertainment, Inc.    $    (249,880)
  Acquired company - Robinsdream Interactive N.V.                      (122,363)
                                                                   -------------
           As restated                                            $    (372,243)
                                                                   =============

Robinsdream Interactive N.V. is a Netherlands Antilles corporation incorporated on April 15, 1999. This company has the exclusive worldwide right, excluding the United States of America, to market "Robin and The Dreamweavers" trademarks and characters with regard to the Internet and interactive activities, as well as to the sale of "Robin and The Dreamweavers" related products through an online shop at the Internet.


2.      Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has no revenue. Further, at May 31, 2000, current liabilities exceed current assets by approximately $7,043,000 and total liabilities exceed total assets by approximately $1,390,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated
financial   statements   do  not  include  any   adjustments   relating  to  the
recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


3.      Significant Accounting Policies

The significant accounting policies followed are:

        The consolidated financial statements include the accounts of American Dream Entertainment, Inc. and its wholly owned subsidiary, Robinsdream Interactive N.V. These entities will hereinafter be referred to as the "Company." All significant intercompany accounts have been eliminated in consolidation.

               American Dream Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        Years Ended May 31, 2000 and 1999



3.      Significant Accounting Policies (continued)

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company's trademark and license will be amortized on the ratio of current gross revenues to expected total gross revenues. Estimates of total gross revenues can change significantly due to the level of market acceptance of film and television products. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted. Such adjustments could have a material effect on results of operations in future periods. As of May 31, 2000, no amortization has been recorded since the film is still in production.

        The Company has adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company has capitalized certain website development costs totaling $147,781 at May 31, 2000. The estimated useful life of costs capitalized is three years. The completion of the website was May 2000; therefore, no amortization was taken for the year ended May 31, 2000.

        The Company continually reviews the recoverability of the carrying value of long-term assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of May 31, 2000, the Company has determined that no such impairment has occurred.

               American Dream Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        Years Ended May 31, 2000 and 1999



3.      Significant Accounting Policies (continued)

        In connection with the Company's private placement, offering costs are deferred and are offset against the proceeds of the offering or expensed if the total offering is unsuccessful, both on a pro rata basis. During the year ended May 31, 2000, offering costs were expensed because the related private placement offering was terminated and no funds were raised.

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company follows Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and display of comprehensive income (net income and other comprehensive income) and its components in consolidated financial statements. Other comprehensive income includes all non-stockholder changes in equity and is reflected in the stockholders' deficit section of the consolidated balance sheets.

        Other comprehensive income consists of foreign currency translation adjustments associated with the translation of the functional currencies of Robinsdream Interactive N.V. (Guilders) into the reporting currency of American Dream Entertainment, Inc. (U.S. Dollars).

        Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

        The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.

               American Dream Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        Years Ended May 31, 2000 and 1999



3.      Significant Accounting Policies (continued)

        The Company has not recognized revenue from the distribution of the film because it is not yet available for its first telecast.

        In July 2000, Statement of Position (SOP) No. 00-02, "Accounting by Producers or Distributors of Film," was issued by the American Institute of Certified Public Accountants. Under the new SOP, revenue should be recognized only when all of the following conditions have been met:

          -    Persuasive evidence of a sale exists;
          - The film is complete and has been delivered, or is available for immediate and unconditional delivery;
          - The licensing period has begun and the customer can begin to exploit, exhibit, or sell the film;
          -    The fee is fixed or determinable; and
          -    Collection of the fee is reasonably assured.

        The SOP is effective for years beginning after December 15, 2000. The Company is assessing the impact this statement will have on the consolidated financial statements.

        The  Company  will  recognize   revenue  on   merchandising   and  other
        development activity in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin 101, `Revenue Recognition in Financial Statements." Any deposits received in advance of revenue recognition are reflected as a liability. As of May 31, 2000 and 1999, the Company did not have any revenue.

        The Company has imputed interest on its stockholder advances at the Company's prevailing market rates. The imputed interest, which totals $511,745, has been recorded as an expense and as an additional capital contribution in accordance with SEC Staff Accounting Bulletin Topic 5:T.


4.      Related Party Transactions

The Company has received advances and/or has had bills paid for by its stockholders that amount to $1,227,851 as of May 31, 2000. These transactions are non-interest bearing, are unsecured, and have no specific repayment terms. These transactions were to pay for expenses on behalf of the Company and various other related party charges in the approximate amounts of $1,000,000 and $200,000 for the years ended May 31, 2000 and 1999, respectively.

               American Dream Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        Years Ended May 31, 2000 and 1999



4.      Related Party Transactions (continued)

The Company entered into a license and royalty agreement with the new majority stockholder. The Company has agreed to purchase from Dreamweavers N.V. and its affiliated companies the trademark and exclusive right to distribute "Robin and the Dreamweavers," a feature film, together with licenses for television production, music videos, and private label merchandising, in the United States of America for $5,500,000, which shall be payable on the successful completion of a private placement of the Company's securities. As further consideration for the granting of the exclusive license and royalty agreement, the Company issued 16,000,000 shares of its restricted common stock to Dreamweavers N.V. The Company will pay a royalty fee of three percent of the gross revenues generated from the marketing and/or operation of "Robin and The Dreamweavers." The initial term of the agreement is for 15 years, which may be extended for an additional 5 years. As of May 31, 2000, no royalties have been accrued or paid.

Robinsdream Interactive N.V. entered into a license agreement with Dreamweavers N.V. on June 16, 1999. This license grants Robinsdream Interactive N.V. the exclusive worldwide right, excluding the United States of America, to market "Robin and The Dreamweavers" trademarks and characters with regard to the Internet and interactive activities. The term of the license is for a period of 15 years with an option to extend for an additional 15 years. As consideration for the license agreement, the Company will pay a license fee that ranges between 15 and 20 percent of net revenues of Robinsdream Interactive N.V.

The above transactions are not necessarily indicative of transactions that would have been entered into by independent parties.


5.      Income Taxes

Income tax consists of the following:

                                             2000              1999
                                           --------------------------
        Deferred tax asset              $   574,000       $   140,000
        Less valuation allowance            574,000           140,000
                                           --------------------------
        Net deferred tax asset          $         0       $         0
                                           ==========================

The amount of unused tax losses available to carry forward and apply against future years' taxable income is approximately $1,688,000. Deduction of these losses will be limited due to the change of control of the Company that took place on March 5, 1999. The losses will expire in various years ending in 2020. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

               American Dream Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        Years Ended May 31, 2000 and 1999



6.      Loss Per Share

The net loss per share amount is based on weighted average shares outstanding for the years ended May 31, 2000 and 1999 of 18,252,712 and 4,891,230, respectively.

Diluted net loss per share amounts are not presented because the Company has a simple capital structure that consists of common stock and includes no potential securities that would cause dilution of the number of shares.


7.      Subsequent Event

Subsequent to year-end, the Company has borrowed $422,498, with interest at six percent, pursuant to a note agreement. The agreement contains provisions that state the note holder may convert the balance of the loan into a combination of shares and warrants, and that 5,000 additional shares will be issued to the lender at the time of repayment.