Form 10QSB
period 2000-08-31
AMERICAN DREAM ENTERTAINMENT INC
filed 2000-10-23
CIK 911356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended August 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from June 1, 2000 to August 31, 2000

                        Commission File Number 033-67536

                       AMERICAN DREAM ENTERTAINMENT, INC.
                       ---------------------------------
               (Exact Name of Registrant as Specified in Charter)


         Minnesota                                     59-3169033
         ---------                                     ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

           1800 East Sahara Avenue, Suite 107, Las Vegas, Nevada 89104
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 1-800-658-5105
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                      ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X   YES                                  NO
              ---                                    ---

There were 17,920,000 shares of the Registrant's $.0001 par value common stock outstanding as of August 31, 2000.

Transitional Small Business Format (check one)    Yes       NO X
                                                     ---      ---

                American Dream Entertainment, Inc. and Subsidiary







                                    Contents


Part I - Financial Information
------------------------------

    Item 1.     Financial Statements

    Item 2.     Management's Discussion & Analysis of Financial
                Condition and Results of Operations

Signatures
----------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements



                American Dream Entertainment, Inc. and Subsidiary

                        Consolidated Financial Statements

         For the Three Months Ended August 31, 2000 and 1999 (Unaudited)







                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet................................................2
    Consolidated Statements of Operations.....................................3
    Consolidated Statements of Changes in Stockholders' Deficit...............4
    Consolidated Statements of Cash Flows.....................................5
    Notes to Consolidated Financial Statements..............................6-7



                American Dream Entertainment, Inc. and Subsidiary

                           Consolidated Balance Sheet

                                 August 31, 2000
                                   (Unaudited)



Assets
Current assets:
    Cash                                                                                            $         2,556
    Other receivables                                                                                        27,758
    Prepaid expenses                                                                                         13,361
                                                                                                    ---------------
Total current assets                                                                                         43,675
                                                                                                    ---------------

Property and equipment, net of accumulated depreciation                                                      44,653
                                                                                                    ---------------


Other assets:
    Trademark and license                                                                                 5,501,600
    Due from related party                                                                                   29,147
    Website development                                                                                     150,360
    Deposits                                                                                                  4,187
                                                                                                    ---------------
Total other assets                                                                                        5,685,294
                                                                                                    ---------------

                                                                                                    $     5,773,622
                                                                                                    ===============
Liabilities and Stockholders' Deficit Current liabilities:
    Convertible debentures                                                                          $       461,273
    Due to related party                                                                                  6,609,028
    Accounts payable and accrued expenses                                                                   416,834
    Common stock payable                                                                                     50,000
                                                                                                    ---------------
Total current liabilities                                                                                 7,537,135
                                                                                                    ---------------

Stockholders' deficit:
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 17,920,000 shares issued and outstanding                                                  1,792
    Capital in excess of par value                                                                        1,370,321
    Accumulated deficit                                                                                  (3,180,442)
    Accumulated other comprehensive income                                                                   44,816
                                                                                                    ---------------
Total stockholders' deficit                                                                              (1,763,513)
                                                                                                    ---------------

                                                                                                    $     5,773,622
                                                                                                    ===============


The accompanying notes are an integral part of the consolidated financial statements.


                American Dream Entertainment, Inc. and Subsidiary

                      Consolidated Statements of Operations





                                                                                        Three Months Ended
                                                                                             August 31,
                                                                                 ----------------------------------
                                                                                       2000              1999
                                                                                 ----------------------------------
                                                                                   (Unaudited)        (Unaudited)

Revenues                                                                         $            0     $             0
                                                                                 ----------------------------------


Operating expenses:
    General and administrative expenses                                                (379,535)           (130,539)
    Interest expense                                                                   (707,199)
    Other income                                                                         11,949
                                                                                 ----------------------------------


Net loss                                                                         $   (1,074,785)    $      (130,539)
                                                                                 ==================================


Loss per share                                                                   $         (.06)    $          (.01)
                                                                                 ==================================


Weighted average shares outstanding                                                  17,920,000          17,980,000
                                                                                 ==================================



The accompanying notes are an integral part of the consolidated financial statements.


                American Dream Entertainment, Inc. and Subsidiary

           Consolidated Statements of Changes in Stockholders' Deficit

                     For the Year Ended May 31, 2000 and the
                       Three Months Ended August 31, 2000
                                   (Unaudited)




                                                                                                     Accumulated
                                                                  Capital In                            Other
                                            Common Stock          Excess Of       Accumulated      Comprehensive
                                         Shares      Amount       Par Value          Deficit            Income
                                      ---------------------------------------------------------------------------

Balance, May 31, 1999                  18,580,000    $  1,858    $    158,513     $    (526,815)

Shares returned and retired due
    to termination of an
    agreement                            (660,000)        (66)             66

Imputed interest on stockholder
    advances                                                          511,745

Foreign currency translation
    adjustment                                                                                         $ 43,994

Net loss for year                                                                    (1,578,842)
                                      ---------------------------------------------------------------------------

Balance, May 31, 2000                  17,920,000       1,792         670,324        (2,105,657)         43,994

Imputed interest on stockholder
    advances (unaudited)                                              137,124

Foreign currency translation
    adjustment (unaudited)                                                                                  822

Intrinsic value of beneficial
    conversion feature of
    convertible debentures
    (unaudited)                                                       562,873

Net loss for period (unaudited)                                                      (1,074,785)
                                      -------------------------------------------------------------------------

Balance, August 31, 2000
    (unaudited)                        17,920,000    $  1,792    $  1,370,321     $  (3,180,442)       $ 44,816
                                      =========================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows




                                                                                        Three Months Ended
                                                                                             August 31,
                                                                                   --------------------------------
                                                                                         2000             1999
                                                                                   --------------------------------
                                                                                      (Unaudited)     (Unaudited)
Operating activities
    Net loss                                                                       $   (1,074,785)     $   (130,539)
                                                                                   --------------------------------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Imputed interest on stockholder advances                                       137,124
           Interest expense attributable to beneficial
               conversion feature of convertible debentures                               562,873
           Gain on foreign currency transactions                                          (11,949)
           Loan cost to be settled with stock issuance                                     50,000
           Depreciation expense                                                             2,350
           Increase in:
               Other receivables                                                           (9,079)
               Other assets                                                               (13,361)
               Accounts payable and accrued expenses                                       96,187            75,154
                                                                                   --------------------------------
    Total adjustments                                                                     814,145            75,154
                                                                                   --------------------------------
    Net cash used by operating activities                                                (260,640)          (55,385)
                                                                                   --------------------------------

Investment activities
    Acquisition of property and equipment                                                 (47,003)
                                                                                   --------------------------------
Financing activities
    Net (payments) advances (to) from stockholders                                       (164,598)           55,385
    Proceeds from convertible debentures                                                  473,377
                                                                                   --------------------------------
    Net cash provided by financing activities                                             308,779            55,385
                                                                                   --------------------------------

Net increase in cash                                                                        1,136

Cash, beginning of year                                                                     1,420
                                                                                   --------------------------------
Cash, end of year                                                                  $        2,556      $          0
                                                                                   ================================

Supplemental disclosures of cash flow information
    Cash paid for interest expense                                                 $            0      $          0
                                                                                   ================================





The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

         For the Three Months Ended August 31, 2000 and 1999 (Unaudited)



1.      Basis of Presentation

The accompanying unaudited consolidated financial statements of American Dream Entertainment, Inc. and Subsidiary (the "Company"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the audited consolidated financial statements of the Company for the years ended May 31, 2000 and 1999.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments that are of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements. The results of operations for the three-month period ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has no revenue. Further, at August 31, 2000, current liabilities exceed current assets by approximately $7,500,000 and total liabilities exceed total assets by approximately $1,764,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated
financial   statements   do  not  include  any   adjustments   relating  to  the
recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three-month period ended August 31, 2000. The weighted average shares outstanding for the three-month period ended August 31, 2000 was 17,920,000 as compared to 17,980,000 for the three-month period ended August 31, 1999. Diluted earnings per share (EPS) reflects the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS is not presented because there are no outstanding dilutive securities.

                American Dream Entertainment, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

         For the Three Months Ended August 31, 2000 and 1999 (Unaudited)



3.      Convertible Debentures

The Company issued $423,377 in convertible debentures in June 2000. These debentures pay interest at six percent per annum and mature on July 30, 2000. The debentures may be converted at any time after their issuance into common stock of the Company. During July 2000, the note holder agreed to extend the maturity date of the agreement until the Company generates revenue or successfully completes a private placement of its securities. The debentures are convertible, at the option of the holder, into 70,000 shares of common stock and 70,000 warrants. The conversion price for the debentures is $5 per share and $1 per warrant. These warrants may be exercised in one year and entitle the holder to purchase common stock of the Company at $6 per share. The stock was trading at $10 per share at the date of this commitment; hence, the Company has recorded interest of approximately $556,000 to reflect the intrinsic value of the beneficial conversion features of these debentures in accordance with accounting principles generally accepted in the United States of America.

The Company issued an additional $50,000 of convertible debentures, which mature in November 2000. This loan can be repaid by paying the principal plus interest of $5,000, or the principal plus 1,000 shares of the Company's stock, or the loan can be converted into 12,500 shares of stock at a conversion rate of $4 per share. The stock was trading at $4.50 per share at the date of this commitment; hence, the Company has recorded interest of approximately $6,000 to reflect the intrinsic value of the beneficial conversion features of these debentures in accordance with accounting principles generally accepted in the United States of America.

PART I - FINANCIAL INFORMATION

Item 2.      Management's Discussion & Analysis of
             Financial Condition and Results of Operation


THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN,
POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, INCLUDING, WITHOUT LIMITATION, THE RISKS DESCRIBED UNDER THE CAPTION "BUSINESS." SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED,
BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

American Dream Entertainment, Inc. (the "Company") is an entertainment company that has obtained the exclusive license for the territory of the United States of America for a creative animated cartoon property entitled "Robin and The Dreamweavers," aimed at the young adult market. The license consists of a feature length animation movie and 26 half-hour episodes for all domestic media, including network and cable television and home video. Lou Scheimer Productions in Los Angeles, California, well known for such animated productions as Superman, Fat Albert & The Cosby Kids, Archie's, He-Man, and She-Ra, is in charge of production, has delivered the feature film, and will deliver the first 13 episodes by Summer 2001. Final exhibition took place at the "MIPCOM" conference in Cannes, France on October 2, 2000, the world-renowned market place for television and movie productions. As a result, the Company will convert the closed pre-sale agreement of the feature film and series into a definite sale agreement.

The Company acquired the exclusive rights in the United States for marketing and distributing the entire media properties known as "Robin and The Dreamweavers." In March 1999, the Company entered into a License and Royalty Agreement with Dreamweavers, N.V., a Curacao company that developed the "Robin and The Dreamweavers" concept, which consists of a feature length animation movie and 26 half-hour episodes. This agreement granted the Company exclusive rights in the North American market for the feature film, television series, Internet merchandising, music, video, and publishing. The term of the agreement is for a period of 15 years, with an option to extend the license for an additional five-year period. In consideration of this agreement, the Company issued 16,000,000 shares of its restricted common stock to Dreamweavers, N.V. and agreed to pay Dreamweavers, N.V. an annual royalty equal to three percent of gross revenues. In addition, the Company agreed to pay $5,500,000.

Further, the Company acquired the exclusive exploitation of the trademarks, the characters, and the concept with regard to the Internet and interactive rights on a world-wide basis through its subsidiary, Robinsdream Interactive, N.V.

The "Robin and The Dreamweavers" concept consists of several media products; an animated feature length movie for television; an animated television series; music CDs; an Internet website with e-commerce capabilities and interactive games; private-label fashions based on the character of "Robin"; and ancillary merchandising products such as video games, toys, apparel, school supplies, and cosmetic products.

The Company also has the license and intends to market music properties based on the characters from the animated feature film and series. The Company plans to aggressively exploit its proprietary characters and programs through the licensing of merchandising products targeted at the 12- to 28-year old demographic.

There have been no revenues to date in the animated film business and we have incurred significant losses associated with the promotion of our animated feature film. American Dream Entertainment, Inc. does not expect to generate revenues until the "Robin and The Dreamweavers" project is completed and becomes contractually available for telecasting or exhibition. The amount of our distribution and licensing revenues earned by American Dream Entertainment, Inc. will be dependent upon, among other things, the timeline for the completion of the project and its distribution by others.

The release of the film is expected in 2001. Following this feature film release, we plan on releasing the first 13 episodes of the series in 2002. The Company will convert the pre-sale agreement with Tempo Media of Copenhagen, Denmark, for the distribution of the television production in the United States into a definite sale agreement. This agreement could generate potential revenues of approximately $7.5 million.


RESULTS OF OPERATIONS

There were no revenues for the quarters ended August 31, 2000 and 1999.

For the quarter ended August 31, 2000, total general and administrative expenses were $379,535 as compared to $130,539 for the same period in 1999, an increase of $198,996. This increase in general and administrative expenses is the result of promotional efforts associated with our animated feature film and series, as well as efforts associated with raising capital.

Interest expense increased to $707,199 for the quarter ended August 31, 2000 from $0 in the same period in 1999. The interest expenses were due to $144,326 interest (imputed) on loans taken and advances from stockholders and related parties. In addition, the Company recorded $562,873 of interest, which was associated with the intrinsic value of the beneficial conversion feature of convertible debentures.

Other income increased to $11,949 for the quarter ended August 31, 2000 from $0 for the same period in 1999.

Net loss amounted to $1,074,785 for the quarter ended August 31, 2000 as compared to net loss of $130,539 for the same period in 1999. This increase in net loss is associated with promotional efforts associated with our animated feature film and series and the intrinsic value of the beneficial conversion feature of our convertible debentures. In addition, there was no revenue or interest income in the three-month period ended August 31, 2000 to absorb general and administrative expenses incurred during the period.


LIQUIDITY AND CAPITAL RESOURCES

Our operations are currently funded through advances made on our behalf by Dreamweavers, N.V. and other stockholders. Through August 31, 2000, Dreamweavers, N.V. and other stockholders have advanced approximately $1,000,000 on our behalf. This amount includes interest (imputed) and primarily relates to promotional costs and payments made to consultants, advisors, reimbursement of travel expenses, and lease expenses. We are not presently generating any revenues from operations to fund capital requirements. Our ability to alleviate our working capital deficit and obtain capital adequate to fund future costs associated with operations and expansion plans is dependent upon the commitment of Dreamweavers, N.V. to continue funding our operations and the realization of projected sales for our products. There is no assurance that Dreamweavers, N.V. will continue to fund us, that adequate revenues will be generated from our products, or that other funding will be available.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                    AMERICAN DREAM ENTERTAINMENT, INC.



Dated: 10/20/00                           By:   /s/ Dirk W. Peschar
                                                -------------------
                                                 Dirk W. Peschar
                                                 Principal Executive Officer and
                                                 President