Form 10QSB
period 2000-11-30
AMERICAN DREAM ENTERTAINMENT INC
filed 2001-01-22
CIK 911356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended November 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from August 31, 2000 to November 30, 2000

                        Commission File Number 033-67536

                       AMERICAN DREAM ENTERTAINMENT, INC.
                       ----------------------------------
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

                                 1-516-481-4370
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


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

                                   X   YES          NO
                                  ---           ---
There were 18,520,000 shares of the Registrant's $.0001 par value common stock outstanding as of November 30, 2000.

Transitional Small Business Format (check one)  Yes     NO  X
                                                    ---    ---

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

Signatures
----------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements



                American Dream Entertainment, Inc. and Subsidiary

                        Consolidated Financial Statements

         For the Six Months Ended November 30, 2000 and 1999 (Unaudited)







                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................1
    Consolidated Statements of Operations....................................2
    Consolidated Statements of Changes in Stockholders' Deficit..............3
    Consolidated Statements of Cash Flows....................................4
    Notes to Consolidated Financial Statements.............................5-6

                American Dream Entertainment, Inc. and Subsidiary

                           Consolidated Balance Sheet

                                November 30, 2000
                                   (Unaudited)



Assets
Current assets:
    Cash                                                                   $         1,384
    Other receivables                                                               38,823
                                                                           ---------------
Total current assets                                                                40,207
                                                                           ---------------
Property and equipment, net of accumulated depreciation                             42,303
                                                                           ---------------

Other assets:
    Trademark and license                                                        5,501,600
    Due from related party                                                          62,579
    Website development                                                            108,870
    Deposits                                                                        45,564
                                                                           ---------------
Total other assets                                                               5,718,613
                                                                           ---------------
                                                                           $     5,801,123
                                                                           ===============

Liabilities and Stockholders' Deficit Current liabilities:
    Bank overdrafts                                                        $         5,330
    Convertible debentures                                                         460,712
    Due to related party                                                         6,876,846
    Accounts payable and accrued expenses                                          663,053
    Common stock payable                                                            50,000
                                                                           ---------------
Total current liabilities                                                        8,055,941
                                                                           ---------------
Stockholders' deficit:
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 18,520,000 shares issued and outstanding                         1,852
    Capital in excess of par value                                               5,109,340
    Accumulated deficit                                                         (3,827,231)
    Accumulated other comprehensive income                                          61,221
                                                                           ---------------
                                                                                 1,345,182
    Stock subscription receivable                                               (3,600,000)
                                                                           ---------------
Total stockholders' deficit                                                     (2,254,818)
                                                                           ---------------
                                                                           $     5,801,123
                                                                           ===============



The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

                      Consolidated Statements of Operations





                                                  Three Months Ended                     Six Months Ended
                                                      November 30,                          November 30,
                                         ----------------------------------     -----------------------------------
                                               2000                1999               2000                1999
                                         --------------------------------------------------------------------------
                                            (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)

Revenues                                 $             0     $            0     $             0     $             0
                                         --------------------------------------------------------------------------


Operating (expenses) income:
    General and administrative
       expenses                                 (478,510)          (133,394)           (872,709)           (263,933)
    Interest expense                            (165,510)                              (858,045)
    Other (expense) income                        (2,769)                                 9,180
                                         --------------------------------------------------------------------------
                                                (646,789)          (133,394)         (1,721,574)           (263,933)
                                         --------------------------------------------------------------------------

Net loss                                 $      (646,789)    $     (133,394)    $    (1,721,574)    $      (263,933)
                                         ==========================================================================


Loss per share                           $          (.03)    $        (.01)     $          (.09)    $          (.01)
                                         ==========================================================================


Weighted average shares
    outstanding                               18,520,000         17,980,000          18,218,361          17,980,000
                                         ==========================================================================




The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

           Consolidated Statements of Changes in Stockholders' Deficit

                 Six Months Ended November 30, 2000 (Unaudited)



                                                                                                    Accumulated
                                                                  Capital In                           Other
                                            Common Stock          Excess Of       Accumulated      Comprehensive
                                         Shares      Amount       Par Value         Deficit            Income
                                      ----------------------------------------------------------------------------
Balance, May 31, 2000 (unaudited)      17,920,000    $  1,792    $    670,324     $  (2,105,657)       $ 43,994

Common stock issued for stock
    subscription receivable
    (unaudited)                           600,000          60       3,599,940

Imputed interest on stockholder
    advances (unaudited)                                              276,203

Foreign currency translation
    adjustment (unaudited)                                                                               17,227

Intrinsic value of beneficial
    conversion feature of
    convertible debentures
    (unaudited)                                                       562,873

Net loss for period (unaudited)                                                      (1,721,574)
                                      -----------------------------------------------------------------------------
Balance, November 30, 2000
    (unaudited)                        18,520,000    $  1,852    $  5,109,340     $  (3,827,231)       $ 61,221
                                      =============================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows





                                                                                          Six Months Ended
                                                                                              November 30,
                                                                                   --------------------------------
                                                                                         2000             1999
                                                                                   --------------------------------
                                                                                     (Unaudited)      (Unaudited)
Operating activities
    Net loss                                                                       $   (1,721,574)     $   (263,933)
                                                                                   ---------------------------------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Imputed interest on stockholder advances                                        16,798
           Interest expense attributable to beneficial
               conversion feature of convertible debentures                               839,076
           Loan cost to be settled with stock issuance                                     50,000
           Depreciation expense                                                            26,474
           Increase in:
               Other receivables                                                          (20,144)
               Other assets                                                               (41,377)
               Accounts payable and accrued expenses                                      604,067           113,598
                                                                                   --------------------------------
    Total adjustments                                                                   1,474,894           113,598
                                                                                   --------------------------------
    Net cash used by operating activities                                                (246,680)         (150,335)

Investment activities
    Acquisition of property and equipment                                                 (49,581)

Financing activities
    Net advances from stockholders                                                        295,402           160,335

Effect of exchange rate changes on cash and
    cash equivalents                                                                          823
                                                                                   --------------------------------

Net (decrease) increase in cash                                                               (36)           10,000

Cash, beginning of period                                                                   1,420
                                                                                   --------------------------------

Cash, end of period                                                                $        1,384      $     10,000
                                                                                   ================================


The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

         For the Six Months Ended November 30, 2000 and 1999 (Unaudited)




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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments that are of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements. The results of operations for the six-month period ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has no revenue. Further, at November 30, 2000, current liabilities exceed current assets by approximately $8,016,000 and total liabilities exceed total assets by approximately $2,300,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated
financial   statements   do  not  include  any   adjustments   relating  to  the
recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three- and six-month periods ended November 30, 2000 and 1999. The weighted average shares outstanding for the three- and six-month periods ended November 30, 2000 were 18,520,000 and 18,218,361, respectively, as compared to 17,980,000 for the three- and six-month periods ended November 30, 1999. Diluted earnings per share (EPS) reflects the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS is not presented because there are no outstanding dilutive securities.

                American Dream Entertainment, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

         For the Six Months Ended November 30, 2000 and 1999 (Unaudited)




3.      Convertible Debentures

The Company issued $423,377 in convertible debentures in June 2000. These debentures pay interest at six percent per annum. The debentures may be converted at any time after their issuance into common stock of the Company. During July 2000, the note holder agreed to extend the maturity date of the agreement until the Company generates revenue or successfully completes a private placement of its securities. The debentures are convertible, at the option of the holder, into 70,000 shares of common stock and 70,000 warrants. The conversion price for the debentures is $5 per share and $1 per warrant. These warrants may be exercised in one year and entitle the holder to purchase common stock of the Company at $6 per share. The stock was trading at $10 per share at the date of this commitment; hence, the Company has recorded interest of approximately $556,000 to reflect the intrinsic value of the beneficial conversion features of these debentures in accordance with accounting principles generally accepted in the United States of America.

The Company issued an additional $50,000 of convertible debentures, which matured in November 2000. This loan can be repaid by paying the principal plus interest of $5,000, or the principal plus 1,000 shares of the Company's stock, or the loan can be converted into 12,500 shares of stock at a conversion rate of $4 per share. The stock was trading at $4.50 per share at the date of this commitment; hence, the Company has recorded interest of approximately $6,000 to reflect the intrinsic value of the beneficial conversion features of these debentures in accordance with accounting principles generally accepted in the United States of America.


4.      Stock Warrants

The Company has outstanding warrants to purchase 600,000 shares of the Company's common stock at a price of $6 per share at November 30, 2000. The holders of the warrants must wait 18 months after issuance before the warrants are eligible to be converted into common shares. After the initial 18-month period, the warrants may be converted into shares within the next six months. The warrants are exercisable any time from February 28, 2002 through August 31, 2002, at which time the warrants expire. At November 30, 2000, 600,000 shares of the Company's common stock have been reserved for issuance under these warrants.

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


RESULTS OF OPERATIONS

Three-Months Ended November 30, 2000 Compared to the
Three-Months Ended November 30, 1999

There were no revenues for the quarters ended November 30, 2000 and 1999.

For the quarter ended November 30, 2000, total general and administrative expenses were $478,510 as compared to $133,394 for the same period in 1999, an increase of $345,116. This increase in general and administrative expenses is the result of promotional efforts (including the MIPCOM conference in Cannes, France during October 2000) associated with the Company's animated feature film and series, as well as efforts associated with raising capital. Further increase of the total general and administrative expenses is due to consulting fees and office rent.

Interest expense increased to $165,510 for the quarter ended November 30, 2000 from $0 in the same period in 1999. An amount of $139,079 relates to interest (imputed) on loans taken and advances from stockholders and related parties.

Other income decreased to $2,769 for the quarter ended November 30, 2000 from $0 for the same period in 1999.

Net loss amounted to $646,789 for the quarter ended November 30, 2000 as compared to net loss of $133,394 for the same period in 1999. This increase in net loss is associated with promotional efforts associated with the Company's animated feature film and series. In addition, there were no revenues or interest income in the three-month period ended November 30, 2000 to absorb general and administrative expenses incurred during the period.


Six-Months Ended November 30, 2000 Compared to the
Six-Months Ended November 30, 1999

There were no revenues for the six-month periods ended November 30, 2000 and 1999.

For the six-month period ended November 30, 2000, total general and administrative expenses were $872,709 as compared to $263,933 for the same period in 1999, an increase of $608,776. This increase in general and administrative expenses is the result of promotional efforts (including the MIPCOM conference in Cannes, France during October 2000) associated with the Company's animated feature film and series, as well as efforts associated with raising capital. Further increase is the result of higher professional fees that were not pertinent in the prior period.

Interest expense increased to $858,045 for the six-month period ended November 30, 2000 from $0 in the same period in 1999. An amount of $276,203 relates to interest (imputed) on loans taken and advances from stockholders and related parties. In addition, the Company recorded $562,873 of interest that was associated with the intrinsic value of the beneficial conversion feature of convertible debentures.

Other income increased to $9,180 for the six-month period ended November 30, 2000 from $0 for the same period in 1999.

Net loss amounted to $1,721,574 for the six-month period ended November 30, 2000 as compared to net loss of $263,933 for the same period in 1999. This increase in net loss is associated with promotional efforts associated with the Company's animated feature film and series and the intrinsic value of the beneficial conversion feature of the Company's convertible debentures. In addition, there was no revenue or interest income in the six-month period ended November 30, 2000 to absorb general and administrative expenses incurred during the period.


LIQUIDITY AND CAPITAL RESOURCES

Our operations are currently funded through advances made on the Company's behalf by Dreamweavers, N.V. and other stockholders. Through November 30, 2000, Dreamweavers, N.V. and other stockholders have advanced approximately $6,900,000 on the Company's behalf. This amount includes interest (imputed) and primarily relates to promotional costs and payments made to consultants, advisors, reimbursement of travel expenses, and lease expenses. The Company is not presently generating any revenues from operations to fund capital requirements. Its ability to alleviate its working capital deficit and obtain capital adequate to fund future costs associated with operations and expansion plans is dependent upon the commitment of Dreamweavers, N.V. to continue funding the Company's operations and the realization of projected sales for our products. There is no assurance that Dreamweavers, N.V. will continue to fund the Company, that adequate revenues will be generated from Company products, or that other funding will be available.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


                                    AMERICAN DREAM ENTERTAINMENT, INC.



Dated: 1/19/01                      By:      /s/ Dirk W. Peschar
                                             ----------------------
                                             Dirk W. Peschar
                                             Principal Executive Officer and
                                             President