Form 10QSB
period 2001-02-28
AMERICAN DREAM ENTERTAINMENT INC
filed 2001-04-23
CIK 911356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended February 28, 2001

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from November 30, 2000 to February 28, 2001

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

                                   X   YES             NO
                                 -----            ----

There were 18,520,000 shares of the Registrant's $.0001 par value common stock outstanding as of February 28, 2001.

Transitional Small Business Format (check one)  Yes        NO   X
                                                    ----      -----

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

Signatures
----------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements



                American Dream Entertainment, Inc. and Subsidiary

                        Consolidated Financial Statements

        For the Nine Months Ended February 28, 2001 and 2000 (Unaudited)







                                    Contents


Consolidated Financial Statements:

    Consolidated Balance Sheet.............................................1
    Consolidated Statements of Operations..................................2
    Consolidated Statements of Changes in Stockholders' Deficit............3
    Consolidated Statements of Cash Flows..................................4
    Notes to Consolidated Financial Statements.............................5-6

                American Dream Entertainment, Inc. and Subsidiary

                           Consolidated Balance Sheet

                                February 28, 2001
                                   (Unaudited)



Assets
Current assets:
    Cash                                                          $         1,401
    Other receivables                                                      60,244
                                                                  ---------------
Total current assets                                                       61,645
                                                                  ---------------

Property and equipment, net of accumulated depreciation                    45,177
                                                                  ---------------

Other assets:
    Trademark and license                                               5,501,600
    Due from related party                                                 80,976
    Website development                                                    97,983
    PC Game development                                                   300,000
    Deposits                                                                4,187
                                                                  ---------------
Total other assets                                                      5,984,746
                                                                  ---------------

                                                                  $     6,091,568
                                                                  ===============

Liabilities and Stockholders' Deficit
Current liabilities:
    Bank overdrafts                                               $         6,767
    Convertible debentures                                                494,398
    Due to related party                                                6,980,694
    Accounts payable and accrued expenses                               1,213,656
    Common stock payable                                                   50,000
                                                                  ---------------
Total current liabilities                                               8,745,515
                                                                  ---------------

Stockholders' deficit:
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 18,520,000 shares issued and outstanding                1,852
    Capital in excess of par value                                      5,275,480
    Accumulated deficit                                                (4,392,368)
    Accumulated other comprehensive income                                 61,089
                                                                  ---------------
                                                                          946,053
    Stock subscription receivable                                      (3,600,000)
                                                                  ---------------
Total stockholders' deficit                                            (2,653,947)
                                                                  ---------------

                                                                  $     6,091,568
                                                                  ===============


The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

                      Consolidated Statements of Operations





                                                  Three Months Ended                    Nine Months Ended
                                                  February 28, 2001                     February 28, 2001
                                         ----------------------------------     -----------------------------------
                                               2001                2000               2001                2000
                                         --------------------------------------------------------------------------
                                           (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)

Revenues                                 $             0     $            0     $             0     $             0
                                         --------------------------------------------------------------------------


Operating (expenses) income:
    General and administrative
       expenses                                 (371,173)          (230,169)         (1,245,164)           (494,102)
    Interest expense                            (179,382)                            (1,037,022)
    Other (expense) income                       (14,582)                                (4,525)
                                          ---------------------------------------------------------------------------
                                         $      (565,137)    $     (230,169)    $    (2,286,711)     $     (494,102)
                                          ---------------------------------------------------------------------------


Net loss                                 $      (565,137)    $     (230,169)    $    (2,286,711)     $     (494,102)
                                         ============================================================================


Accumulated deficit - beginning
    of period                            $    (3,827,231)    $     (668,385)    $    (2,105,657)     $     (404,452)
                                         ----------------------------------------------------------------------------


Accumulated deficit - end
    of period                            $    (4,392,368)    $     (898,554)    $    (4,392,368)     $     (898,554)
                                         ----------------------------------------------------------------------------



Loss per share                           $          (.03)    $         (.01)    $          (.09)     $         (.03)
                                         ============================================================================


Weighted average shares
    outstanding                               18,520,000         17,320,000          18,120,000          17,762,418
                                         ============================================================================




The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

           Consolidated Statements of Changes in Stockholders' Deficit

                 Nine Months Ended February 28, 2001 (Unaudited)







                                                                                                    Accumulated
                                            Common Stock          Capital In                           Other
                                      -----------------------     Excess Of       Accumulated       Comprehensive
                                         Shares      Amount       Par Value         Deficit            Income
                                      ---------------------------------------------------------------------------


Balance, May 31, 2000 (unaudited)     17,920,000     1,792          670,324        (2,105,657)          43,994

Common stock issued for stock
    subscription receivable
    (unaudited)                          600,000        60        3,599,940

Imputed interest on stockholder
    advances (unaudited)                                            432,343

Foreign currency translation
    adjustment (unaudited)                                                                              14,581

Intrinsic value of beneficial
    conversion feature of
    convertible debentures
    (unaudited)                                                     572,873

Net loss for period (unaudited)                                                    (2,286,711)
                                      ---------------------------------------------------------------------------

Balance, February 28, 2001
    (unaudited)                       18,520,000    $1,852       $5,275,480       $(4,392,368)         $58,575
                                      ===========================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows





                                                                                        Nine Months Ended
                                                                                           February 28,
                                                                                   ----------------------------
                                                                                       2001            2000
                                                                                   ----------------------------
                                                                                   (Unaudited)      (Unaudited)
Operating activities
    Net loss                                                                       $(2,286,711)      $(494,102)
                                                                                   ----------------------------

    Adjustments to reconcile net loss to net cash used by operating activities:
           Imputed interest on stockholder advances                                    28,115
           Interest expense attributable to beneficial
               conversion feature of convertible debentures                         1,005,216
           Loan cost to be settled with stock issuance                                 50,000
           Depreciation expense                                                        39,711
           Increase in:
               Other receivables                                                      (41,565)
               Other assets                                                          (282,863)         (31,961)
               Accounts payable and accrued expenses                                1,322,403          192,620
                                                                                    ---------------------------
    Total adjustments                                                               2,121,017          160,659
                                                                                    ---------------------------
    Net cash used by operating activities                                            (165,694)        (333,443)

Investment activities
    Acquisition of property and equipment                                             (52,227)

Financing activities
    Offering costs                                                                                     104,098
    Net advances from stockholders                                                    216,988          233,247

Effect of exchange rate changes on cash and
    cash equivalents                                                                      914
                                                                                     ---------------------------

Net (decrease) increase in cash                                                           (19)           3,902

Cash, beginning of period                                                               1,420
                                                                                     ---------------------------

Cash, end of period                                                                    $1,401           $3,902
                                                                                     ===========================



The accompanying notes are an integral part of the consolidated financial statements.

                American Dream Entertainment, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended February 28, 2001 and 2000 (Unaudited)




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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments that are of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements. The results of operations for the nine-month period ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has no revenue. Further, at February 28, 2001, current liabilities exceed current assets by approximately $8,750,000 and total liabilities exceed total assets by approximately $2,650,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated
financial   statements   do  not  include  any   adjustments   relating  to  the
recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three- and nine-month periods ended February 28, 2001 and 2000. The weighted average shares outstanding for the three- and nine-month periods ended February 28, 2001 were 18,520,000 and 18,120,000, respectively, as compared to 17,320,000 and 17,762,418 respectively for the three- and nine-month periods ended February 29, 2000. Diluted earnings per share (EPS) reflects the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS is not presented because there are no outstanding dilutive securities.

                American Dream Entertainment, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended February 28, 2001 and 2000 (Unaudited)


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

The Company issued an additional $50,000 of convertible debentures, which mature in November 2000. This loan is extended in December 2000 and matures in February 2001. This loan can be repaid by paying the principal plus interest of $10,000, or the principal plus 1,000 shares of the Company's stock, or the loan can be converted into 120,000 shares of stock at a conversion rate of $0.50 per share. The stock was trading at $0.50 per share at the date of this extension; hence, the Company has added interest of approximately $10,000 to reflect the intrinsic value of the beneficial conversion features of these debentures in accordance with accounting principles generally accepted in the United States of America.


4.      Stock Warrants

The Company has outstanding warrants to purchase 600,000 shares of the Company's common stock at a price of $6 per share at November 30, 2000. The holders of the warrants must wait 18 months after issuance before the warrants are eligible to be converted into common shares. After the initial 18-month period, the warrants may be converted into shares within the next six months. The warrants are exercisable any time from February 28, 2002 through August 31, 2002, at which time the warrants expire. At November 30, 2000 600,000 shares of the Company's common stock have been reserved for issuance under these warrants.

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

American Dream Entertainment, Inc. (the "Company") is an entertainment company that has obtained the exclusive license for the territory of the United States of America for a creative animated cartoon property entitled "Robin and The Dreamweavers," aimed at the young adult market. The license consists of a feature length animation movie and 26 half-hour episodes for all domestic media, including network and cable television and home video. Lou Scheimer Productions in Los Angeles, California, well known for such animated productions as Superman, Fat Albert & The Cosby Kids, Archie's, He-Man, and She-Ra, is in charge of production, has delivered the feature film, and will deliver the first 13 episodes during 2001. Final exhibition of the feature film took place at the "MIPCOM" conference in Cannes, France on October 2, 2000, the world-renowned market place for television and movie productions. As a result, the Company will convert the closed pre-sale agreement of the feature film and series into a definite sale agreement.

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

Further, the Company acquired the exclusive exploitation of the trademarks, the characters, and the concept with regard to the Internet and interactive rights, including PC and Video games, on a world-wide basis through its subsidiary, Robinsdream Interactive N.V.

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


PC GAME
-------

During January 2001 the company and its subsidiary Robinsdream Interactive NV entered into a production agreement with the Belgium Imagination In Motion NV
(IIM), an animation studio specialized in state-of-the art 3D technologies, for the purposes of the production of an PC Game based upon "Robin and the Dreamweavers".

This PC Game will show a combination of the latest state-of-the art 3D technologies and the adventures of the ongoing battle between Robin and her nemesis Triple X. The company and IIM will use for the development of the PC Game the game engine of Widescreen, best known for its award winning hit Outcast. Widescreen is an action orientated engine conceived for PC, PS2 and X-box development. Widescreen manages the characters in the 3rd Person perspective, allowing the "gamer" to actually see the hero, as opposed to just an arm with a gun.

It is expected that the production of the PC-Game will be ready for distribution early 2002.

In addition the company and IIM agreed that IIM will represent the company as its commercial agent for the purposes of the distribution of the PC Game. IIM has a high level of experience and knowledge in the PC branch.

About Imagination In Motion NV
------------------------------

Launched in 1995 by co-founder and CEO Rudy Verbeeck, Imagination In Motion is an integrated computer graphics 3D animation studio with over 30 animators and developers in its Brussels headquarters. After specializing in CG 3-D animation applied to advertising and entertainment, IIM is now focusing on offering integrated digital character concepts for cross-media use to both consumer-oriented corporations and the entertainment industry. The company is also renowned for its state-of-the art 3D technologies, such as the RealActor internet technology and Virtual Actor technology. The company's extensive roster of clients includes media giants DreamWorks SKG, Twentieth Century Fox, and Disney as well as Coca-Cola, Procter and Gamble and Bertelsmann. The Belgian public integrated media company De Beukelaar has a 34% stake in Imagination In Motion.


RESULTS OF OPERATIONS

There were no revenues for the quarters ended February 28, 2001 and 2000.

For the quarter ended February 28, 2001, total general and administrative expenses were $371,173 as compared to $230,169 for the same period in 2000, an increase of $141,004. This increase in general and administrative expenses is the result of promotional efforts associated with our animated feature film and series, as well as efforts associated with raising capital. Further increase of the total general and administrative expenses is due to management consulting fees, costs involved with the quarterly review of the financial statements by the CPA and office rent.

Interest expense increased to $179,382 for the quarter ended February 28, 2001 from $0 in the same period in 2000. An amount of $166,141 relates to interest (imputed) on loans taken and advances from stockholders and related parties.

Other income increased to ($14,582) for the quarter ended February 28, 2001 from $0 for the same period in 2000.

Net loss amounted to $565,137 for the quarter ended February 28, 2001 as compared to net loss of $230,169 for the same period in 2000. This increase in net loss is associated with promotional efforts associated with our animated feature film and series. In addition, there were no revenues or interest income in the three-month period ended February 28, 2001 to absorb general and administrative expenses incurred during the period.

There were no revenues for the nine month period ended February 28, 2001 and the nine month period ended February 29, 2000.

For the nine month period ended February 28, 2001, total general and administrative expenses were $1,245,164 as compared to $494,102 for the same period in 2000, an increase of $751,062. This increase in general and administrative expenses is the result of promotional efforts (including the MIP conferences in Cannes, France during April and October 2000) associated with our animated feature film and series, as well as efforts associated with raising capital. Further increase is the result of higher professional fees which were not pertinent in the prior period.

Interest expense increased to $1,037,022 for the nine month period ended February 28, 2001 from $0 in the same period in 2000. An amount of $432,344 relates to interest (imputed) on loans taken and advances from stockholders and related parties. In addition, the Company recorded $572,873 of interest, which was associated with the intrinsic value of the beneficial conversion feature of convertible debentures.

Other income increased to $(4,525) for the nine month period ended February 28, 2001 from $0 for the same period in 2000.

Net loss amounted to $2,286,711 for the nine month period ended February 28, 2001 as compared to net loss of $494,102 for the same period in 2000. This increase in net loss is associated with promotional efforts associated with our animated feature film and series and the intrinsic value of the beneficial conversion feature of our convertible debentures. In addition, there was no revenue or interest income in the nine month period ended February 28, 2001 to absorb general and administrative expenses incurred during the period.


LIQUIDITY AND CAPITAL RESOURCES

Our operations are currently funded through advances made on our behalf by Dreamweavers, N.V. and other stockholders. Through February 28, 2001, Dreamweavers, N.V. and other stockholders have advanced approximately $7,000,000 on our behalf. This amount includes primarily relates to a payable amount of $5,500,000 for the US license of the "Robin and the Dreamweavers" project. The company owes this $5,500,000 to Dreamweavers NV, its major shareholder. The remaining of approximately $1,500,000 relates to promotional costs and payments made to consultants, advisors, reimbursement of travel expenses, and lease expenses. We are not presently generating any revenues from operations to fund capital requirements. Our ability to alleviate our working capital deficit and obtain capital adequate to fund future costs associated with operations and expansion plans is dependent upon the commitment of Dreamweavers, N.V. to continue funding our operations and the realization of projected sales for our products. There is no assurance that Dreamweavers, N.V. will continue to fund us, that adequate revenues will be generated from our products, or that other funding will be available.


NO REVIEW

The financial statements for the three-month period ended February 28, 2001 are not reviewed by an independent auditor. The company is in disagreement with its CPA concerning the billing for the audit and review.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                       AMERICAN DREAM ENTERTAINMENT, INC.


Dated: April 20, 2001                By:   /s/ Dirk W. Peschar
      ---------------                      -------------------------------------
                                           Dirk W. Peschar
                                           Principal Executive Officer and
                                           President